Form 10QSB
period 1996-03-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1996-05-10
CIK 920865

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     March 31, 1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                           No. 0-24114
                    (Commission File Number)

               BCB FINANCIAL SERVICES CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

         PENNSYLVANIA                      232444807
   (State of Incorporation)          (IRS Employer ID Number)

  400 WASHINGTON STREET, READING, PA                  19603
(Address of Principal Executive Offices)            (Zip Code)

                         (610) 376-5933
                 (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No


        Number of Shares Outstanding as of April 25, 1996

     COMMON STOCK ($2.50 Par Value)          1,724,420
           (Title of Class)              (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION

                           FORM 10-QSB

              For the Quarter Ended March 31, 1996



                            Contents

PART I    FINANCIAL INFORMATION                          Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            as of March 31, 1996 and December 31,
            1995                                               1
          Consolidated Statements of Income (Unaudited)
            for the Three-Month Period Ended March 31,
            1996 and 1995                                      2
          Consolidated Statement of Stockholders'
            Equity (Unaudited) for the Three-Month
            Period Ended March 31, 1996                        3
          Consolidated Statements of Cash Flows
            (Unaudited) for the Three-Month Period
            Ended March 31, 1996 and 1995                    4&5

         Notes to Consolidated Financial Statements
            (Unaudited)                                      6&7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    16

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS                                            March 31,
December 31,
                                                    1996

  1995

- -----------------------------
Cash and due from banks                         $  8,977,384
$  7,656,846
Interest-bearing deposits with banks              19,535,765

10,043,324
Federal funds sold                                 2,490,000

 3,045,000
Securities available for sale                     26,891,170

20,359,157
Securities held to maturity, fair value
  March 31, 1996 $15,968,291;
  December 31, 1995 $9,366,552                    16,021,077

 9,207,069
Loans receivable, net of allowance for
  loan losses March 31, 1996 $1,777,484;
  December 31, 1995 $1,674,057                   152,883,381
146,290,946
Mortgages held for sale                              432,694

   452,900
Due from mortgage investors                        1,969,588

 3,204,383
Bank premises and equipment, net                   3,418,458

 3,494,618
Accrued interest receivable                        1,373,070

 1,226,026
Other real estate owned                            1,334,032

 1,315,532
Prepaid expenses and other assets                    244,874

   168,752
Deferred income taxes                                474,641

   208,712
                                                ------------
- ------------
          TOTAL ASSETS                          $236,046,134
$206,673,265
                                                ============
============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing                $ 20,084,304
$ 18,421,557
    Demand, interest bearing                      61,434,115

48,024,548
    Savings                                        9,846,378

 9,418,076
    Time, $100,000 and over                       10,628,105

 8,377,643
    Time, other                                  101,112,635

95,696,046
                                                ------------
- ------------
          TOTAL DEPOSITS                         203,105,537
179,937,870

Accrues interest payable                             805,769

   844,459
Other liabilities                                  7,852,518

 1,466,396
Federal Home Loan Bank borrowings                  6,000,000

 6,000,000
                                                ------------
- ------------
          TOTAL LIABILITIES                      217,763,824
188,248,725
                                                ------------
- ------------
Redeemable common stock, issued and out-
  standing March 31, 1996 294 shares;
  December 31, 1995 12,539 shares                      3,827

   129,969
                                                ------------
- ------------
Stockholders' equity:
  Common stock, par value $2.50 per share;
    authorized 3,000,000 shares; issued
    and outstanding March 31, 1996
    1,724,126 shares; December 31, 1995
    1,710,389 shares                               4,310,315

 4,275,973
    Surplus                                       10,733,602

10,628,354
    Retained earnings                              3,485,263

 3,233,574
    Net unrealized appreciation (depreciation)
      on securities available for sale, net of
      taxes                                         (250,697)

   156,670
                                                ------------
- ------------
          TOTAL STOCKHOLDERS' EQUITY              18,278,483

18,294,571
                                                ------------
- ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                              $236,046,134
$206,673,265
                                                ============
============

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 For the Three
Months Ended

- -----------------------------
                                                  March 31,
March 31,
                                                    1996

 1995

- -----------------------------
Interest Income:
  Loan Receivable, including fees               $3,129,207
$2,588,370
  Interest and dividends on investment
    securities:
      U.S. Treasury                                 69,882

 100,206
      U.S. Government agencies and
        corporations                               147,312

  68,921
      State and political subdivisions,
        tax exempt                                 204,944

  57,220
      Dividends                                     14,416

  18,945
    Interest-bearing deposits with banks           209,174

  43,347
    Interest on federal funds sold                  63,097

  11,942

- ---------------------------
          Total interest income                  3,838,032
2,888,951

- ---------------------------
Interest expense:
  Interest on deposits                           2,060,104
1,305,516
  Interest on borrowed funds                        71,599

 167,865

- ---------------------------
          Total interest expense                 2,131,703
1,473,381

- ---------------------------
               Net interest income               1,706,329
1,415,570

Provision for loan losses                           80,000

 100,000

- ---------------------------
              Net interest income after
                provision for loan losses        1,626,329
1,315,570

- ---------------------------
Other income:
  Customer service fees                            142,382

  98,253
  Mortgage banking activities                      114,641

  74,685
  Net realized loss on sale of securities             (682)

     ---
  Other                                              7,355

   2,545

- ---------------------------
          Total other income                       263,696

 175,483

- ---------------------------
Other expenses:
  Salaries and wages                               498,054

 439,764
  Employee benefits                                124,322

 113,034
  Occupancy                                        138,720

  93,354
  Equipment depreciation and maintenance           107,173

  92,000
  Other operating expenses                         571,090

 492,469

- ---------------------------
          Total other expenses                   1,439,359
1,230,621

- ---------------------------
    Income before income taxes                     450,666

 260,432

Federal income taxes                                95,509

  86,006

- ---------------------------
          Net Income                            $  355,157
$  174,426

===========================
  Earnings per common and common equivalent
    share                                            $0.20

   $0.10

- ---------------------------
  Weighted average common and common
    equivalent shares outstanding                1,737,765
1,724,702

- ---------------------------

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the Three Months Ended March 31, 1996 (Unaudited)



              Net unrealized


               Appreciation


              (Depreciation)


               on Securities
                                          Common

   Retained    Available for
                                           Stock         Surplus

   Earnings         Sale        Total

- -----------------------------------------------------------------
- -

Balance, December 31, 1995               $4,275,973
$10,628,354    $3,233,574    $156,670    $18,294,571
  Issuance of common stock upon
    exercise of stock options                 3,730
10,682           ---         ---         14,412
  Net change in unrealized depreciation
    on securities available for sale,
    net of taxes                                ---
- ---           ---    (407,367)      (407,367)
  Transfer 12,245 shares of redeemable
    common stock upon expiration of
    statute of limitations                   30,612
95,531           ---         ---        126,143
  Cash dividends                                ---
- ---      (103,468)        ---       (103,468)
  Payment of discount on DRIP                   ---
(965)          ---         ---           (965)
  Net income                                    ---
- ---       355,157         ---        355,157

- -----------------------------------------------------------------
- -

Balance, March 31, 1996                  $4,310,315
$10,733,602    $3,485,263   ($250,697)   $18,278,483

=================================================================
=

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 For the Three
Months Ended

- -----------------------------

                                                  March 31,
March 31,
                                                    1996

 1995

- -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $   355,157
$   174,426
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan and other real estate
      losses                                         92,613

  100,000
    Provision for depreciation                       91,992

   72,569
    Loss on sale of bank equipment                      ---

   22,415
    Net realized loss on sale of securities             682

      ---
    Net loss on sale of loans                        19,222

      ---
    Net amortization of security premiums
      and discounts                                 (15,931)

   (8,438)
    Change in assets and liabilities:
      (Increase) decrease in:
        Due from mortgage investors               1,234,795

  182,750
        Accrued interest receivable                (147,044)

  (46,178)
        Prepaid expenses and other assets           (76,122)

 (179,691)
        Deferred income taxes                       (56,074)

    5,867
      Increase (decrease) in:
        Accrued interest payable                    (38,690)

  131,549
        Other liabilities                         6,368,800

  443,093

- ----------------------------
       Net cash provided by operating
         activities                               7,829,400

  898,362

- ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of and principal
    repayments on available for sale securities      66,137

  117,305
  Proceeds for sales of securities available
    for sale                                      2,882,065

      ---
  Proceeds from maturities of held to
    maturity securities                             665,000

  400,000
  Purchases of available for sale securities    (10,091,713)
(1,131,798)
  Purchases of held to maturity securities       (7,469,483)
(1,067,509)
  (Increase) in interest-bearing deposits
    with banks                                   (9,492,441)

 (766,908)
  Federal funds sold, net                           555,000

      ---
  Loans made to customers, net of principal
    collected                                    (6,702,564)
(1,527,270)
  Purchases of bank premises and equipment          (15,832)

 (955,877)

- ----------------------------

          Net cash used in investing
            activities                          (29,603,831)
(4,932,057)

- ----------------------------

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
(Unaudited)

                                                 For the Three
Months Ended

- -----------------------------

                                                  March 31,
March 31,
                                                    1996

 1995

- -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                      $23,167,667
$ 5,969,318
  Proceeds from exercise of stock options            14,413

    2,177
  Payment of 5% discount - DRIP                        (965)

      ---
  Cash dividends                                    (86,146)

  (81,954)

- ----------------------------

    Net cash provided by financing activities    23,094,969

5,889,541

- ----------------------------

    Increase in cash and due from banks           1,320,538

1,855,846


Cash and due from banks:

  Beginning                                       7,656,846

5,318,720

- ----------------------------

  Ending                                        $ 8,977,384
$ 7,174,566

============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash payments for:
    Interest                                    $ 2,170,393
$ 1,341,832

============================

    Income taxes                                $    15,000
$    20,000

============================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Other real estate acquired in settlement
    of loans                                    $    31,113
$   864,365

============================

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996

NOTE A.   BASIS OF PRESENTATION

          The financial statements include the accounts of the BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE B.   LONG-LIVED ASSETS

          In 1995, the Financial Accounting Standards Board
          (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting and measurement standards for the impairment of long-lived assets such as property and equipment, certain identifiable intangibles and goodwill related to those assets. The Bank adopted the Statement effective January 1, 1996 and the effect of its implementation did not have a material impact on the Bank's financial position or results of operation during the quarter ended March 31, 1996.

NOTE C.   MORTGAGE SERVICING RIGHTS

          In 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights", which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities". The Statement applies to all mortgage banking activities in which a mortgage loan is originated or purchased and then sold or securitized with the right to service the loan retained by the seller. The total cost of the mortgage loans is allocated between the mortgage servicing rights and the mortgage loans based on their relative fair values.
          The mortgage servicing rights are capitalized as assets and amortized over the period of estimated net servicing income. Additionally, they are subject to an impairment analysis based on their fair value in future periods. The impact on the Bank's financial position and results of operations will be dependent upon the future volume of mortgage loans sold with servicing rights retained. The Bank adopted the Statement effective January 1, 1996, however, since adoption the volume of mortgage loans sold with servicing rights retained has not been material.

NOTE D.   EARNINGS PER SHARE

          Primary and fully diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the three months ended March 31, 1996 and 1995. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

     Total assets increased to $236,046,134 at March 31, 1996, an increase of $29,372,869 or 14.21% from $206,673,265 at
December 31, 1995. The increase in assets is the result of higher levels of loans, investment securities, and cash and due from banks.

     Loans, net of allowance for possible loan losses of $1,777,484 at March 31, 1996 and $1,674,057 at December 31, 1995,
increased to $152,883,381 at March 31, 1996 from $146,290,946 at
December 31, 1995. The increase of $6,592,435, or 4.51%, was primarily from an increase in commercial loans of $3,548,652 to $67,768,617 at March 31, 1996 from $64,219,965 at December 31,
1995, and an increase in fixed rate residential mortgage loans of $2,579,805 to $51,944,082 at March 31, 1996 from $49,364,277 at
December 31, 1995. There was very little change in adjustable rate mortgage loans or consumer installment/line of credit loans during the quarter.

     Securities increased to $42,912,247 at March 31, 1996 from $29,566,226 at December 31, 1995. The increase of $13,346,021 or
45.14% was due primarily to the purchase of $9,602,782 in additional Municipal Securities and $7,771,915 in U.S. Treasury and Government Agency Securities as part of an arbitrage strategy by the bank to increase earnings.

     Cash and due from banks, including interest-bearing deposits with banks of $19,535,765 at March 31, 1996 and $10,043,324 at
December 31, 1995 increased to $28,513,149 at March 31, 1996, from $17,700,170 at December 31, 1995. The $10,812,979 increase was primarily the result of an increase in the bank's liquidity position due to an increase in deposits, a major source of funds, in excess of the uses of those funds, primarily net new loans and securities purchases, as of March 31, 1996.

     The Company's primary source of funds, deposits, aggregated $203,105,537 at March 31, 1996, an increase of $23,167,667, or
12.88%, from $179,937,870 at December 31, 1995.  The increase came primarily in moneymarket savings accounts, classified within "Demand, interest bearing", on the March 31, 1996 consolidated balance sheet. Moneymarket savings accounts increased $12,843,410, or 31.10%, from $41,297,520 at December 31, 1995 to
$54,140,930 at March 31, 1996. Time deposits less than $100,000 increased $5,416,589 from $95,696,046 at December 31, 1995 to
$101,112,635 at March 31, 1996, an increase of 5.66%.  Time
deposits of $100,000 and over increased $2,250,462 from $8,377,643 to $10,628,105. Non-interest bearing demand (checking) increased $1,662,747, or 9.03%, from $18,421,557 at
December 31, 1995 to $20,084,304 at March 31, 1996.  It is the
bank's policy not to accept any brokered deposits. The significant increase in most of the deposit categories is attributable to (a) the added convenience and new market locations provided by the Pottstown and Wyomissing branches, both of which opened in the second quarter of 1995, (b) deposit fee and rate pricing that was better for customers than at the Company's local banking and thrift competition, (c) continued aggressive account promotion and advertising in response to the announced CoreStates acquisition of Meridian, expected to occur in the second quarter of 1996.

     Stockholders' equity decreased $16,088, or 0.09%, to $18,278,483 at March 31, 1996 from $18,294,571 at December 31,
1995. The decrease was primarily attributable to the fact that interest rates in the economy rose, causing the market value of available-for-sale securities to fall slightly. FAS 115 requires banks to record the net unrealized appreciation (depreciation) on securities available-for-sale, net of taxes, as an adjustment to stockholders' equity. Thus, when interest rates rise, equity is reduced and when interest rates fall, equity is increased. The fluctuations are temporary and stockholders' equity would only be permanently reduced if the securities were sold at losses, or reclassified as held-to-maturity during a period of time when the market value is less than book value for these securities. The decrease was net of the retention of $251,689, which is the first three months of earnings after taxes, net of cash dividends declared of $103,468, the reclassification of 12,245 shares of redeemable common stock to common stock and surplus, and the increase in unrealized depreciation on securities available-for-sale from $156,670 appreciation at December 31, 1995 to $(250,697) at March 31, 1996. The transfer of 12,245 shares, or $126,143, from redeemable common stock back to stockholders' equity was due to the expiration of the three-year statute of limitations applicable to the sale of shares in unregistered transactions.

     Retained Earnings increased $251,689, or 7.78%, to
$3,485,263 at March 31, 1996 from $3,233,574 at December 31,
1995. The increase was the result of the retention of $355,157 of first quarter earnings less the declaration of $103,468 in cash dividends due to be payable in April of 1996.

                      RESULTS OF OPERATION

     Net income for the three months ended March 31, 1996 was $355,157, 103.6% more than the $174,426 reported for the same period in 1995. The earnings for the first quarter were up from the prior year's first quarter primarily due to an increase in net interest income.

Net Interest Income

     Net interest income is the difference between interest income on assets and interest expenses on liabilities. Net interest income was $1,706,329 for the first quarter of 1996, up $290,759 from $1,415,570 for the first quarter of 1995. The increase in net interest income was primarily due to an increase in average interest-earning assets.

     Net interest margin decreased 42 basis points to 3.45% in the first quarter of 1996 compared to 3.87% in the first quarter of 1995, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased during the first quarter of 1996 versus the first quarter of 1995, due primarily to an increase in interest expense on interest bearing liabilities and a decrease in interest income as a percentage of total interest-earning assets (i,e., average yield).

     Average total interest-earning assets increased $58,574,000, or 38.74%, to $209,762,000 in the first quarter of 1996 compared to $151,188,000 in the first quarter of 1995. The average yield on interest-earning assets decreased 29 basis points, or 3.71%, to 7.53% in the first quarter of 1996 versus 7.82% in the first quarter of 1995. The reason for the decline was an increase in the average balance of lower yielding assets such as interest-bearing deposits at banks, and federal funds sold, as a percentage of average total interest-earning assets at March 31, 1996 versus March 31, 1995. This percentage of average interest-earning assets in lower yielding assets was 9.73% at March 31, 1996 versus 2.67% at March 31, 1995. This occurred primarily because deposit growth exceeded the growth in loans and securities during the past year, primarily the result of successful funds gathering by the Bank's new Pottstown and Wyomissing branches. During the first quarter of 1996, the bank hired several new business development officers (private bankers) to help accelerate the growth in quality loans.

     Interest expense increased $658,322, or 44.68%, to $2,131,703 for the first quarter of 1996 versus $1,473,381 for the same period in 1995. This increase was due primarily to an increase in the volume of average interest-bearing liabilities of $54,166,000, or 38.65%, to $194,324,000 for the quarter ended
March 31, 1996 versus $140,158,000 for the quarter ended
March 31, 1995, largely the result of the success of our two new branches, Pottstown and Wyomissing. The average rate paid on interest-bearing liabilities increased 15 basis points, or 3.52%, to 4.41% in the first quarter of 1996 compared to 4.26% in the first quarter of 1995. This reflected a conscious decision by the Bank to establish an above market 4.00% interest rate (4.08% annual percentage yield) on moneymarket savings deposits in order to significantly increase its market share of these core deposits. The thinking here is that while in the short run this pricing strategy may increase the Bank's overall cost of funds, it will produce the benefit of improving the Bank's deposit mix in the long run. Since moneymarket savings accounts at 4.00% are less costly than certificates of deposit (that typically are paying over 5.00%), it is the Company's expectation that in the long run this strategy will actually lower its overall cost of funds as certificates of deposit shrink as a percentage of total deposits.

Provision For Loan Losses

     The Company's provision for possible loan losses was $80,000 in the first quarter of 1996 versus $100,000 in the first quarter of 1995. The provision necessary this quarter was complemented by recoveries that exceeded charge offs during the first quarter of 1996 in the amount of $23,427. Given this $80,000 first quarter provision plus the $23,427 net recoveries, the Company increased its balance in the allowance for possible loan losses to $1,777,484. This increase was deemed to be necessary in order to maintain a reserve proportionate to the increasing size of the loan portfolio.

Other Income

     Total other income increased $88,213, or 50.27%, in the first quarter of 1996 versus the first quarter of 1995, to $263,696 from $175,483. The increase was due primarily to an increase in customer service fees, which are primarily derived from deposit services, of $44,129; and an increase in fees from mortgage banking activities of $39,956.

Other Expenses

     Total other expenses increased $208,738, or 16.96%, during the first quarter of 1996 versus the same period in 1995, to $1,439,359 from $1,230,621. The reason for the significant increase was primarily due to the costs associated with operating two new full service branches, Pottstown and Wyomissing, which both opened after the first quarter of 1995. The increase in total other expenses compares favorably with the 46.19% increase in total assets, from $161,469,016 at March 31, 1995 to $236,046,134 at March 31, 1996.

     Salaries, wages, and employee benefits increased $69,578, or 12.59%, for the first quarter of 1996 versus the first quarter of 1995, to $622,376 from $552,798. These increases were largely due to staff additions for the Pottstown and Wyomissing offices.

     Occupancy expense increased $45,366, or 48.60%, to $138,720 for the three months ended March 31, 1996 versus $93,354 for the three months ended March 31, 1995. These increases were largely due to building, lease, and other occupancy expenses related to the operation of the two new branches.

     Equipment depreciation and maintenance expenses increased $15,173, or 16.49%, to $107,173 for the first quarter of 1996 versus $92,000 for the first quarter of 1995. This increase was primarily due to the operation of the two new branches in 1996.

     Other operating expenses increased $78,621, or 15.96%, to $571,090 in the first quarter of 1996 versus $492,469 in the first quarter of 1995. The net increase was due primarily to an $85,074, or 119.75%, increase in advertising from $71,041 during last year's first quarter to $156,115 during this year's first quarter. The Company elected to increase its advertising expenses in order to improve its market share in the light of the announced Meridian merger into Corestates. All other expenses in total were approximately the same during the first quarters of 1996 versus 1995. Significant changes quarter to quarter occurred in FDIC insurance premium expenses, corporate taxes other than income, and "other" expenses. For the first six months of 1996, the amount of FDIC insurance premiums have been reduced to $1,000 for the Bank. These rates are subject to legislative action by Congress and there is no guarantee that required FDIC insurance premiums may not be increased in the future. Also declining was "other" expenses, which were $46,890 less during the first quarter of 1996 than the first quarter of 1995. The reason for this decline was the incurring of a loss in 1995 on an obsolete computer system used in the mortgage department that did not recur in 1996 as well as the incurring of expenses in 1995 related to the opening of our new branches that did not recur in 1996. On the other hand, corporate taxes other than income increased significantly, by $35,705, from $7,233 in the first quarter of 1995 to $42,938 in the first quarter of 1996. The reason for this increase was a timing difference in the recognition of the Pennsylvania Shares Tax in 1995 versus 1996 related to the preparation of the return.

Provision for Income Taxes

     The provision for income taxes was $95,509 for the first quarter of 1996, an effective tax rate of 21.19%, versus $86,006 for the first quarter of 1995, an effective tax rate of 33.02%. The significant decrease in 1996's effective tax rate from the statutory tax rate of 34% and 1995's first quarter effective tax rate was due to the significant increase in bank qualified municipal securities' interest income. This increased $147,724, or 258.17%, from $57,220 during the first quarter of 1995 to $204,944 during the first quarter of 1996.

Asset Quality

     Non-performing assets increased 13.85% to $3,259,292 as of March 31, 1996 compared to $2,862,794 as of December 31, 1995. The ratio of the allowance for possible loan losses to non-performing assets was 54.54% at March 31, 1996 compared to 58.48% at December 31, 1995. The bank elected to charge-off approximately $52,611 of previously non-performing assets during the first three months of 1996 versus $113,648 during the first three months of 1995. Non-performing assets are comprised of non-accrual loans and other real estate owned (assets acquired in foreclosures) and restructured loans. It is the Company's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest. At March 31, 1996, non-performing assets were 1.38% of total assets.

At December 31, 1995, non-performing assets were 1.39% of total assets.

     The balance in the allowance for possible loan losses was $1,777,484, or 1.15% of total loans at March 31, 1996 compared to $1,674,057, or 1.13% of total loans at December 31, 1995.

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

     * a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.

     * regular examinations and reviews of the loan portfolio by representatives of the regulatory authorities.

     * analytical review of loan charge-off experience, delinquency rate, and other relevant historical and peer statistical ratios.

     * management's judgement with respect to local and general economic conditions and their impact on the existing loan portfolio.

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account, subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at March 31, 1996. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. These assets totaled $33,114,000 at March 31, 1996 compared to $24,123,507 at December 31, 1995. This increase was due to an increase in deposits.

     Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Company utilizes a variety of these methods of liability liquidity. At March 31, 1996, the Company had approximately $73.6 million of unused lines of credit available under informal arrangements with correspondent banks compared to $70.4 million at December 31, 1995. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

Capital

     Total stockholders' equity decreased $16,088, or .09%, to $18,278,483 at March 31, 1996 compared to $18,294,571 at
December 31, 1995. The ratio of stockholders' equity to total assets decreased to 7.74% at March 31, 1996 compared to 8.85% at December 31, 1995. The decrease was due primarily to an increase in interest rates in the economy, which had the effect of causing a decrease in net unrealized appreciation (depreciation) on securities available for sale, net of taxes, (an account required by FAS 115 to be included in the stockholders' equity section of the balance sheet) of $407,367. Should interest rates decline from their position at March 31, 1996, this account should reverse itself and provide an increase to stockholders' equity. Except for this paper loss on securities, stockholders' equity actually increased $391,279. This increase was the result of net income earned for the first three months of 1996, net of dividends declared and the transfer of redeemable common stock back into stockholders' equity. Stockholders' equity increased by $251,689, which is the first three months of earnings after taxes, net of dividends declared of $103,468. The Company also transferred 12,245 shares back to stockholders' equity from redeemable common stock due to the expiration of the three-year rescission period applicable to the sale of shares in unregistered transactions several years ago.

     The Company's consolidated capital ratios at March 31, 1996 exceed all regulatory requirements. The Federal Reserve board requires a bank holding company, such as the Company, to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00%, a total capital to risk-adjusted assets ratio of 8.00% and a leverage ratio of 3.00% plus a cushion of at least 100 to 200 basis points. The Company's Tier 1 capital to risk-weighted assets ratio was 12.50% at March 31, 1996 compared to 12.43% at December 31, 1995. The Company's total capital to risk-weighted assets ratio was 13.71% at March 31, 1996 compared to 13.58% at December 31, 1995. The Company's leverage ratio was 8.56% at March 31, 1996 versus 10.29% at December 31, 1995. The Company was categorized as "well-capitalized" under applicable regulatory guidelines as of March 31, 1996. Federal Reserve Board guidelines define a "well-capitalized" institution as having a Tier 1 capital to risk-adjusted assets ratio of 6% or more, a total capital to risk-adjusted assets ratio of 10.00% or more, and a leverage ratio of 5.00% or more.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11. Statement regarding computation of per share earnings (is included in Note D to Consolidated
               Financial Statements (Unaudited)).

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 1996                   BCB FINANCIAL SERVICES CORPORATION
                              (Registrant)



                              By /s/ Robert D. McHugh, Jr.
                                Robert D. McHugh, Jr.,
                                Senior Vice President and
                                Treasurer (Authorized Officer
                                and Principal Financial Officer)

                          EXHIBIT INDEX

Exhibit No.    Description
___________    ___________

     11        Statement regarding computation of
               per share earnings (is included in
               Note D to Consolidated Financial
               Statements (Unaudited)).

     27        Financial Data Schedule.