Form 10QSB
period 1996-06-30
BCB FINANCIAL SERVICES CORP /PA/
filed 1996-08-09
CIK 920865

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for Quarterly period ended
          June 30, 1996

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______ to ____________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ___


        Number of Shares Outstanding as of July 31, 1996

     COMMON STOCK ($2.50 Par Value)                1,724,830
           (Title of Class)                  (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION

                           FORM 10-QSB

               For the Quarter Ended June 30, 1996

                            Contents

PART I    FINANCIAL INFORMATION                          Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) as
               of June 30, 1996 and December 31, 1995        1
          Consolidated Statements of Income
               (Unaudited) for the Six and Three-Month
               Periods ended June 30, 1996 and 1995          2
          Consolidated Statement of Stockholders' Equity
               (Unaudited) for the Six-Month Period ended
               June 30, 1996                                 3
          Consolidated Statements of Cash Flows
               (Unaudited) for the Six-Month Period
               Ended June 30, 1996                          4&5
          Notes to Consolidated Financial Statements
               (Unaudited)                                   6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations           7

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
               Holders                                      14

Item 6.   Exhibits and Reports on Form 8-K                  15

     BCB FINANCIAL SERVICES CORPORATION
     AND ITS WHOLLY-OWNED SUBSIDIARY,
     BERKS COUNTY BANK
     CONSOLIDATED BALANCE SHEETS (Unaudited)


ASSETS                                                                         June 30,       December 31,
                                                                                 1996             1995
Cash and due from banks                                                      $ 12,704,898     $ 7,656,846
Interest-bearing deposits with banks                                            6,770,765      10,043,324
Federal funds sold                                                              1,324,000       3,045,000
Securities available for sale                                                  25,347,022      20,359,157
Securities held to maturity, fair value June 30, 1996 $24,288,055;
  December 31, 1995 $ 9,366,552                                                24,627,339       9,207,069
Loans receivable, net of allowance for loan losses June 30, 1996
  $1,919,876; December 31, 1995 $1,674,057                                    170,742,230     146,290,946
Mortgages held for sale                                                           477,307         452,900
Due from mortgage investors                                                     1,600,670       3,204,383
Bank premises and equipment, net                                                3,365,325       3,494,618
Accrued interest receivable                                                     1,602,296       1,226,026
Other real estate owned                                                         1,419,201       1,315,532
Prepaid expenses and other assets                                                 390,962         168,752
Deferred income taxes                                                             482,145         208,712

                       TOTAL ASSETS                                          $250,854,160    $206,673,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing                                             $ 27,657,959    $ 18,421,557
    Demand, interest bearing                                                   75,637,876      48,024,548
    Savings                                                                    10,013,406       9,418,076
    Time, $100,000 and over                                                    10,839,995       8,377,643
    Time, other                                                               100,560,544      95,696,046

                       TOTAL DEPOSITS                                         224,709,780     179,937,870

Accrued interest payable                                                          869,519         844,459
Other liabilities                                                               2,726,954       1,466,396
Federal Home Loan Bank borrowings                                               4,000,000       6,000,000

                       TOTAL LIABILITIES                                      232,306,253     188,248,725

Redeemable common stock, issued and outstanding December 31, 1995
  12,539 shares                                                                   -               129,969

Stockholders' equity:
  Common stock, par value $2.50 per share;
    authorized 3,000,000 shares; issued and outstanding June 30, 1996
    1,724,420 shares; December 31, 1995 1,710,389 shares                        4,311,050       4,275,973
  Surplus                                                                      10,736,695      10,628,354
  Retained earnings                                                             3,805,570       3,233,574
  Net unrealized appreciation (depreciation) on securities available
    for sale, net of taxes                                                       (305,408)        156,670

                       TOTAL STOCKHOLDERS' EQUITY                              18,547,907      18,294,571

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $250,854,160    $206,673,265

See Notes to Consolidated Financial Statements

     BCB FINANCIAL SERVICES CORPORATION
     AND ITS WHOLLY-OWNED SUBSIDIARY,
     BERKS COUNTY BANK
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    For the 6 Months Ended    For the 3 Months Ended
                                                    June 30,      June 30,    June 30,      June 30,
                                                      1996          1995        1996          1995
Interest Income:
  Loan Receivable, including fees                  $6,497,880    $5,342,720  $3,368,673    $2,754,350
  Interest and dividends on investment securities:
    U.S. Treasury                                     138,313       199,567      68,431        99,361
    U.S. Government agencies and corporations         458,949       161,103     311,637        92,182
    State and political subdivisions, tax exempt      511,255       124,746     306,311        67,526
    Dividends                                          37,913        37,577      23,497        18,632
  Interest-bearing deposits with banks                288,294       181,878      79,120       138,531
  Interest on federal funds sold                       84,857        23,170      21,760        11,228
         Total interest income                      8,017,461     6,070,761   4,179,429     3,181,810

  Interest expense:
  Interest on deposits                              4,201,175     2,875,232   2,141,071     1,569,716
  Interest on borrowed funds                          139,204       268,794      67,605       100,929
         Total interest expense                     4,340,379     3,144,026   2,208,676     1,670,645

             Net interest income                    3,677,082     2,926,735   1,970,753     1,511,165
Provision for loan losses                             325,000       162,500     245,000        62,500

             Net interest income after provision
               for loan losses                      3,352,082     2,764,235   1,725,753     1,448,665

Other income:
  Customer service fees                               311,903       210,163     169,521       111,910
  Mortgage banking activities                         259,268       199,182     144,627       121,497
  Net realized loss on sale of securities                (682)      (24,020)         --       (24,020)
  Other                                                 9,615         3,817       2,260         1,272
         Total other income                           580,104       386,142     316,408       210,659

Other expenses:
  Salaries and wages                                  987,708       951,410     489,654       511,646
  Employee benefits                                   265,591       237,146     141,269       124,112
  Occupancy                                           274,304       214,758     135,584       121,404
  Equipment depreciation and maintenance              204,891       197,529      97,718       105,529
  Other operating expenses                          1,239,710       981,978     668,620       489,509
         Total other expenses                       2,972,204     2,582,821   1,532,845     1,352,200

     Income before income taxes                       959,982       567,556     509,316       307,124

Federal income taxes                                  181,051       181,378      85,542        95,372

         Net Income                                $  778,931    $  386,178  $  423,774    $  211,752

  Earnings per common and common equivalent share  $     0.45    $     0.22  $     0.25    $     0.12

  Weighted average common and common equivalent
    shares outstanding                              1,739,149     1,734,737   1,740,532     1,726,772

See Notes to Consolidated Financial Statements

     BCB FINANCIAL SERVICES CORPORATION
     AND ITS WHOLLY-OWNED SUBSIDIARY,
     BERKS COUNTY BANK
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     For the Six Months Ended June 30, 1996 (Unaudited)

                                                                                    Net unrealized
                                                                                     Appreciation
                                                                                    (Depreciation)
                                                                                    On Securities
                                                    Common               Retained   Available for
                                                    Stock     Surplus    Earnings        Sale        Total
Balance, December 31, 1995                      $4,275,973  $10,628,354  $3,233,574  $ 156,670  $18,294,571
 Issuance of common stock upon
  exercise of stock options                          3,730       10,682         ---        ---       14,412
 Net change in unrealized depreciation on
  securities available for sale, net of taxes          ---          ---         ---   (462,078)    (462,078)
 Transfer 12,539 shares of redeemable
  common stock upon expiration
  of statute of limitations                         31,347       98,624         ---        ---      129,971
 Cash dividends                                        ---          ---    (206,935)       ---     (206,935)
 Payment of discount on DRIP                           ---         (965)        ---        ---         (965)
 Net income                                            ---          ---     778,931        ---      778,931


Balance, June 30, 1996                          $4,311,050  $10,736,695  $3,805,570  ($305,408) $18,547,907

See Notes to Consolidated Financial Statements

     BCB FINANCIAL SERVICES CORPORATION
     AND ITS WHOLLY-OWNED SUBSIDIARY,
     BERKS COUNTY BANK
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 For the Six Months Ended

                                                                June 30,          June 30,
                                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  778,931     $   386,178
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan and other real estate losses                 362,613         162,500
   Provision for depreciation                                      184,598         162,197
   Loss on sale of bank equipment                                      ---          24,680
   Net realized loss on sale of securities                             682          24,020
   Net loss on sale of loans                                         8,289             ---
   Net amortization of security premiums and discounts             (30,040)        (26,646)
   Change in assets and liabilities:
    (Increase) decrease in:
      Due from mortgage investors                                1,603,713      (1,993,957)
      Accrued interest receivable                                 (376,270)       (149,875)
      Prepaid expenses and other assets                           (222,210)       (146,312)
      Deferred income taxes                                        (35,393)         48,318
    Increase (decrease) in:
      Accrued interest payable                                      25,060         115,958
      Other liabilities                                          1,243,238         355,636

    Net cash provided by (used in) operating
      activities                                                 3,543,211      (1,037,303)

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from maturities of and principal repayments
    on available for sale securities                               106,846         440,952
  Proceeds from sales of securities available for sale           2,882,065       1,502,786
  Proceeds from maturities of securities held to maturity        1,165,000         650,000
  Purchases of securities available for sale                    (8,668,677)     (2,123,854)
  Purchases of securities held to maturity                     (16,564,129)     (2,087,614)
  (Increase) decrease in interest-bearing deposits with banks    3,272,559     (17,635,932)
  Federal funds sold, net                                        1,721,000             ---
  Loans made to customers, net of principal collected          (24,968,238)     (4,561,908)
  Proceeds for sales of other real estate owned                     17,976         132,328
  Purchases of bank premises and equipment                         (55,305)     (1,504,054)


    Net cash used in investing activities                      (41,090,903)    (25,187,296)

     BCB FINANCIAL SERVICES CORPORATION
     AND ITS WHOLLY-OWNED SUBSIDIARY,
     BERKS COUNTY BANK
     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
     (Unaudited)

                                                                 For the Six Months Ended

                                                                June 30,          June 30,
                                                                  1996              1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     $44,771,910     $36,906,725
  Principal payments of Federal Home Loan Bank borrowings       (2,000,000)     (5,000,000)
  Proceeds from exercise of stock options                           14,412          15,899
  Payment of 5% discount - DRIP                                       (965)            ---
  Cash dividends                                                  (189,613)       (137,507)

    Net cash provided by financing activities                   42,595,744      31,785,117


    Increase in cash and due from banks                          5,048,052       5,560,518


Cash and due from banks:

  Beginning                                                      7,656,846       5,318,720

  Ending                                                       $12,704,898     $10,879,238


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:

    Interest                                                   $ 4,315,319     $ 2,860,203

    Income taxes                                               $   320,000     $   163,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Other Real Estate acquired in
  settlement of loans                                          $   159,782     $   864,365


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996

NOTE A.  BASIS OF PRESENTATION

     The financial statements include the accounts of the BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE B.  EARNINGS PER SHARE

     Primary and fully diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the six months ended June 30, 1996 and 1995. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

     Total assets increased to $250,854,160 at June 30, 1996, an increase of $44,180,895, or 21.38%, from $206,673,265 at
December 31, 1995. The increase in assets is due to higher levels of loans, investment securities, and cash and due from banks.

     Loans, net of allowance for possible loan losses of $1,919,876 at June 30, 1996 and $1,674,057 at December 31, 1995,
increased to $170,742,230 at June 30, 1996 from $146,290,946 at
December 31, 1995.  The increase of $24,451,284, or 16.71%, was primarily from an increase in commercial loans of $13,268,187 to $77,488,152 at June 30, 1996 from $64,219,965 at December 31,
1995, and an increase in fixed rate residential mortgage loans of $6,414,508 to $55,778,785 at June 30, 1996 from $49,364,277 at
December 31, 1995.  Securities increased to $49,974,361 at
June 30, 1996 from $29,566,226 at December 31, 1995.  The
increase of $20,408,135, or 69.03%, was due primarily to the purchase of $13,182,394 in additional Municipal Securities and $12,337,759 in U.S. Treasury and Government Agency Securities as part of an arbitrage strategy by the bank to increase earnings.

     Cash and due from banks, including interest-bearing deposits with banks of $6,770,765 at June 30, 1996 and $10,043,324 at
December 31, 1995, increased to $19,475,663 at June 30, 1996, from $17,700,170 at December 31, 1995.  The $1,775,493 increase was primarily the result of an increase in deposits, a major source of funds, in excess of the uses of those funds, primarily net new loans and securities purchases through June 30, 1996.

     The Company's primary source of funds, deposits, aggregated $224,709,780 at June 30, 1996, an increase of $44,771,910, or
24.88%, from $179,937,870 at December 31, 1995.  The increase came primarily in moneymarket savings accounts, classified within "Demand, interest bearing," and checking accounts, classified as "Demand, non-interest bearing," on the June 30, 1996 consolidated balance sheet. Moneymarket savings accounts increased $27,546,325, or 66.70%, from $41,297,520 at December 31, 1995 to
$68,843,845 at June 30, 1996. Non-interest bearing demand (checking) increased $9,236,402, or 50.14%, from $18,421,557 at
December 31, 1995 to $27,657,959 at June 30, 1996. Time deposits less than $100,000 increased $4,864,498 from $95,696,046 at
December 31, 1995 to $100,560,544 at June 30, 1996, an increase of 5.08%. Time deposits of $100,000 and over increased $2,462,352 from $8,377,643 at December 31, 1995 to $10,839,995 at
June 30, 1996. It is the bank's policy not to accept any brokered deposits. The significant increase in most of the deposit categories is attributable to (a) the added convenience and new market locations provided by the Pottstown and Wyomissing branches, both of which opened in the second quarter of 1995,
(b) deposit fee and rate pricing that was better for customers than at the Company's local banking and thrift competition,
(c) continued aggressive account promotion and advertising in response to the announced CoreStates acquisition of Meridian, which occurred in the second quarter of 1996.

     Stockholders' equity increased $253,336, or 1.38%, from $18,294,571 at December 31, 1995 to $18,547,907 at June 30, 1996.
The increase was primarily attributable to the retention of earnings, net of cash dividends declared of $206,935, an increase in unrealized depreciation on securities available-for-sale from $156,670 appreciation at December 31, 1995 to ($305,408) at
June 30, 1996, and the transfer of 12,539 shares, or $129,971, from redeemable common stock back to stockholders' equity. The transfer from redeemable common stock was due to the expiration of the three-year statue of limitations applicable to the sale of shares in unregistered transactions. FASB 115 requires banks to record the net unrealized appreciation (depreciation) on securities available-for-sale, net of taxes, as an adjustment to stockholders' equity. Thus, when interest rates rise, equity is reduced and when interest rates fall, equity is increased. The fluctuations are temporary and stockholders' equity would only be permanently reduced if the securities were sold at losses, or reclassified as held-to-maturity during a period of time when the market value is less than book value for these securities.

     Retained earnings increased $571,996, or 17.69%, to $3,805,570 at June 30, 1996 from $3,233,574 at December 31, 1995.
The increase was the result of the retention of $778,931 of earnings less the declaration of cash dividends.

                      RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 1996 was $423,774, 100.13% more than the $211,752 reported for the same period in 1995. For the six months ended June 30, 1996, net income was $778,931, an increase of $392,753, or 101.70%, from the $386,178 reported for the same period in 1995. These increases were primarily due to an increase in net interest income.

Net Interest Income

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income was $1,970,753 for the quarter ended June 30, 1996 versus $1,511,165 for the same period ended June 30, 1995. For the six months ended June 30, 1996, net interest income was $3,677,082 versus $2,926,735 for the same period ended June 30, 1995. Calculated on a tax-equivalent basis, net interest income was $2,034,090 for the quarter ended June 30, 1996 versus $1,534,108 for the quarter ended June 30, 1995 and $3,903,819 for the six months ended June 30, 1996 versus $2,982,926 for the same period ended June 30, 1995. The increase in net interest income was primarily due to an increase in average interest-earning assets.

     Net interest margin decreased 4 basis points to 3.75% in the second quarter of 1996 compared to 3.79% in the second quarter of 1995, calculated on a tax-equivalent basis. Net interest margin decreased 13 basis points to 3.71% for the first six months of 1996 versus 3.84% for the first six months of 1995. Net interest margin decreased due to a decrease in the yield on average interest-earning assets and also because funds received from interest-bearing deposits were not yet deployed into the higher interest-earning assets. Net interest margin is the difference between interest earned and interest paid, divided by average total interest earning assets.

     Average total interest-earning assets increased $55,707,000, or 34.31%, to $218,073,000 for the second quarter of 1996 compared to $162,366,000 for the second quarter of 1995. The yield on average interest-earning assets, calculated on a tax-equivalent basis, decreased 9 basis points, or 1.14%, to 7.83% for the second quarter of 1996 compared to 7.92% for the second quarter of 1995. Average total interest-earning assets increased $54,802,000, or 34.95%, to $211,610,000 for the first six months of 1996 compared to $156,808,000 for the first six months of 1995. The yield on average interest-earning assets decreased 5 basis points, or .64%, to 7.83% for the first six months of 1996 compared to 7.88% for the first six months of 1995, calculated on a tax-equivalent basis. The primary reason for the decline in yield was the lower average prime rate during the first half of 1996 versus the first half of 1995.

     Interest expense increased $538,031, or 32.20%, to $2,208,676 for the second quarter of 1996 versus $1,670,645 for the same period in 1995. This increase was due primarily to an increase in the volume of average interest-bearing liabilities of $56,294,000, or 36.96%, to $208,591,000 for the quarter ended
June 30, 1996 versus $152,297,000 for the quarter ended June 30, 1995. Interest expense increased $1,196,353, or 38.05%, to $4,340,379 for the first six months of 1996 versus $3,144,026 for the first six months of 1995. This increase was due primarily to an increase in the volume of average interest-bearing liabilities of $57,448,000, or 39.28%, to $203,710,000 for the first six months of 1996 compared to $146,262,000 for the same period in 1995.

     The average rate paid on average interest-bearing liabilities decreased 14 basis points, or 3.18%, to 4.26% in the second quarter of 1996 compared to 4.40% in the second quarter of 1995. The average rate paid on average interest-bearing liabilities decreased 5 basis points, or 1.15%, to 4.28% for the first six months of 1996 compared to 4.33% for the first six months of 1995. The reason for the decrease in average rates paid on average interest-bearing liabilities is that the deposit growth of the Bank was primarily in non-interest bearing deposits and low-rate money market savings accounts versus higher-rate certificates of deposit. During the first six months of 1996, low-rate demand and savings deposits increased $36,849,730 while high-rate certificates of deposit increased only $7,326,850.
This was the result of a conscious decision by the Bank to offer no-fee checking to consumers and businesses and to establish an above market 4.00% interest rate (4.08% annual percentage yield) on money market savings deposits in order to significantly increase its market share of these lower-rate core deposits. Typically certificates of deposit paid over 5.00%.

Provision for Loan Losses

     The Company's provision for possible loan losses was $245,000 in the second quarter of 1996 versus $62,500 in the second quarter of 1995. For the first six months of 1996, the Company's provision for possible loan losses was $325,000 versus $162,500 for the same period in 1995. These increases reflect the increase in the size of the bank's loan portfolio.

Other Income

     Other income increased $105,749, or 50.20%, in the second quarter of 1996 versus the second quarter of 1995, to $316,408 from $210,659. The increase was due primarily to an increase in customer service fees, which are primarily derived from deposit services, of $57,611, an increase in fees from mortgage banking activities of $23,130, and a reduction of net realized losses on the sale of securities of $24,020.

     For the first six months of 1996, other income increased $193,962, or 50.23%, to $580,104 from $386,142 for the same period in 1995. The primary reasons for the increase were an increase in customer service fees of $101,740, an increase in fees from mortgage banking activities of $63,086, and a reduction in net realized losses on the sale of securities of $23,338.

Other Expenses

     Total other expenses increased $180,645, or 13.36%, during the second quarter of 1996 versus the same period in 1995, to $1,532,845 from $1,352,200. Total other expenses also increased during the first six months of 1996 versus the first six months of 1995, by $389,383, or 15.08%, to $2,972,204 from $2,582,821.
The increases in total other expenses reflect the growth of the bank, and compares favorably with the 33.72% increase in total assets, from $187,595,559 at June 30, 1995 to $250,854,160 at
June 30, 1996.

     Salaries, wages and employee benefits declined slightly, by $4,835, or 0.76%, from $635,758 for the three months ended
June 30, 1995 to $630,923 for the same period in 1996. For the first six months of 1996, salaries, wages and benefits increased $64,743, or 5.45%, to $1,253,299 versus $1,188,556 for the same period in 1995.

     Occupancy expense increased $14,180, or 11.68%, to $135,584 for the three months ended June 30, 1996 versus $121,404 for the three months ended June 30, 1995. For the first six months of 1996, occupancy expense was $274,304 versus $214,758 for the same period in 1995, an increase of $59,546, or 27.73%. These increases reflect step-up rates in lease contracts, due to inflation escalators, and to building, lease, and other occupancy expenses related to the operation of the new Pottstown and Wyomissing offices for the first and second quarters of 1996 versus only the second quarter of 1995.

     Equipment depreciation and maintenance expenses decreased $7,811, or 7.40%, to $97,718 for the second quarter of 1996 versus $105,529 for the second quarter of 1995. For the first six months of 1996, equipment depreciation and maintenance expenses increased $7,362, or 3.73%, to $204,891 from $197,529 for the same period in 1995.

     Other operating expenses increased in the second quarter of 1996 versus the second quarter of 1995, to $668,620 from $489,509, an increase of $179,111, or 36.59%. $82,093 of the increase was in advertising. Significant changes in the second quarter of 1996 compared to the second quarter of 1995 occurred in FDIC insurance premium expenses, other real estate owned expenses, and "other" expenses. FDIC insurance premiums declined $71,517. Other real estate owned expenses increased $95,101. "Other" expenses increased $82,161. For the first six months of 1996, other operating expenses increased $257,732, or 26.25%, to $1,239,710 versus $981,978 for the same period in 1995. Significant changes for the first half of 1996 versus the first half of 1995 include a $167,167 increase in advertising expenses, a $143,035 decrease in FDIC insurance premiums, a $111,780 increase in other real estate owned expenses, a $43,267 increase in EDP outsourcing and MAC fees, and a $35,271 increase in "other" expenses.

     The Company elected to increase its advertising expenses in order to increase its market share in response to the CoreStates acquisition of Meridian. For the first nine months of 1996, FDIC insurance premiums were reduced to $1,500 for the Bank. This premium rate is subject to legislative modification by Congress and there is no guarantee that required FDIC insurance premiums will not be significantly increased in the future. Other real estate owned assets increased from $744,532 at June 30, 1995 to $1,419,201 at June 30, 1996. Related expenses for maintenance, repairs, and real estate taxes are customary until the Bank sells the properties. EDP, MAC, and "other" expense increases were attributable to the growth of the Company.

Provision for Income Taxes

     The provision for income taxes was $85,542 for the second quarter of 1996 versus $95,372 for the second quarter of 1995. The provision for income taxes was $181,051 for the first six months of 1996 versus $181,378 for the first six months of 1995. For the first six months of 1996, the Company's effective tax rate was 18.86% versus an effective tax rate of 31.96% for the same period in 1995. The significant decrease in 1996's effective tax rate from the statutory tax rate of 34% and 1995's first six months effective tax rate was due to the significant increase in bank-qualified municipal securities' interest income. This increased $238,785, or 353.62%, during the second quarter of 1996 to $306,311 from $67,526 during the same period of 1995.
For the first half of 1996, bank-qualified municipal securities' interest income increased $386,509, or 309.84%, to $511,255 from $124,746 during the same period in 1995.

Asset Quality

     Non-performing assets increased 35.89% to $3,890,334 as of June 30, 1996 compared to $2,862,794 as of December 31, 1995.
The ratio of the allowance for possible loan losses to non-performing assets was 49.35% at June 30, 1996 compared to 58.48% at December 31, 1995. The bank elected to charge-off approximately $162,000 of previously non-performing assets during the first six months of 1996 versus approximately $194,000 in the first six months of 1995. Non-performing assets are comprised of non-accrual loans and other real estate owned (assets acquired in foreclosures) and restructured loans. It is the Company's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest. At June 30, 1996, non-performing assets were 1.55% of total assets. At December 31, 1995, non-performing assets were 1.39% of total assets.

     The balance in the allowance for possible loan losses was $1,919,876, or 1.11% of total loans at June 30, 1996 compared to $1,674,057, or 1.13% of total loans at December 31, 1995.

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

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 1996. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

     The Company's policy is to carry other real estate owned properties at their lower of cost or fair market value minus estimated costs to sell. Fair value is determined from recent appraisal reports. While the Company believes this is a prudent and reasonable estimate of the properties' values, the possibility remains that market conditions can change and that actual sales prices might ultimately fall below recent appraised values, or that future appraisals may be less than most current ones. Should either of those events occur, the Company would have to recognize further losses.

Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. These assets totaled $23,211,269 at June 30, 1996 compared to $24,123,507 at December 31, 1995. This decrease was due to an increase in loans and long-term investment securities.

     Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Company utilizes a variety of these methods of liability liquidity. At June 30, 1996, the Company had approximately $80.9 million of unused lines of credit available under informal arrangements with correspondent banks compared to $70.4 million at December 31, 1995. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

Capital

     Total stockholders' equity increased $253,336, or 1.38%, to $18,547,907 at June 30, 1996 from $18,294,571 at December 31,
1995. The ratio of stockholders' equity to total assets decreased to 7.39% at June 30, 1996 compared to 8.85% at December 31, 1995. The increase in total stockholders' equity was primarily the result of the increase in retained earnings of $571,996. Retained earnings increased by the amount of the first six months of earnings during 1996, less cash dividends declared in the amount of $206,935 during the same period. Other significant changes to total stockholders' equity were an increase of $129,971 due to the transfer of 12,539 shares from redeemable common stock, and the increase in unrealized depreciation on securities available-for-sale during the period from December 31, 1995 through June 30, 1996, as was previously mentioned herein. The ratio of stockholders' equity to total assets decreased was because the rate of growth in assets exceeded the rate of growth in stockholders' equity during the first half of 1996.

     The Company's consolidated capital ratios at June 30, 1996 exceed all regulatory requirements. The Federal Reserve Board requires a bank holding company, such as the Company, to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00%, a total capital to risk-adjusted assets ratio of 8.00% and a leverage ratio of 3.00% plus a cushion of at least 100 to 200 basis points. The Company's Tier 1 capital to risk-weighted assets ratio was 11.72% at June 30, 1996 compared to 12.43% at December 31, 1995. The Company's total capital to risk-weighted assets ratio was 12.92% at June 30, 1996 compared to 13.58% at December 31, 1995. The Company's leverage ratio was 8.42% at June 30, 1996 versus 10.29% at December 31, 1995. The Company was categorized as "well-capitalized" under applicable regulatory guidelines as of June 30, 1996. Federal Reserve Board guidelines define a "well-capitalized institution as having a Tier 1 capital to risk-adjusted assets ratio of 6.00% or more, a total capital to risk-adjusted assets ratio of 10.00% or more, and a leverage ratio of 5.00% or more.

                             PART II

Item 4.   Submission of Matters to Vote of Security Holders

     The 1996 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 17, 1996. Notice of the Meeting was mailed to shareholders on or about March 15, 1996.

     The Meeting was held for the following purposes:

     1. To elect three Class B directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No. 1);

     2. To ratify the appointment by the Company's Board of Directors of Beard & Company, Inc., as the Company's independent auditors for the fiscal year ending
          December 31, 1996 (Matter No. 2).

     There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                                               Abstentions and
       Nominee         For       Against       Broker Non-Votes

Lewis R. Frame, Jr.   1,294,045     211               1,220
Floyd S. Weber        1,294,045   1,321                 110
Randall S. Weeber     1,292,608   1,321               1,547

     Matter No. 2 was approved by shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                          Abstentions and
       For              Against           Broker Non-Votes

    1,288,844            2,991                3,641

Item 6.  Exhibits and Reports on Form 8 - K

          (a)  Exhibits

               11. Statement regarding computation of per share earnings (is included in Note B to Consolidated Financial Statements
                    (Unaudited)).

               27.  Financial Data Schedule.

          (b)  Reports on Form 8 - K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 1996                BCB FINANCIAL SERVICES CORPORATION
                              (Registrant)



                              By/s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer (Authorized Officer
                                   and Principal Financial
                                   Officer)

                          EXHIBIT INDEX


Exhibit No.         Description

     11 Statement regarding computation of per share earnings (is included in Note B to Consolidated Financial Statements
                    (Unaudited)).

     27             Financial Data Schedule.