Form 10QSB
period 1996-09-30
BCB FINANCIAL SERVICES CORP /PA/
filed 1996-11-13
CIK 920865

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     September 30, 1996

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

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

                          (610) 376-5933
                 (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

       Number of Shares Outstanding as of October 30, 1996

COMMON STOCK ($2.50 Par Value)                     1,724,830
       (Title of Class)                      (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION

                           FORM 10-QSB

            For the Quarter Ended September 30, 1996

                            Contents

                                                         Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) as
               of September 30, 1996 and December 31,
               1995
          Consolidated Statements of Income
               (Unaudited) for the Nine and Three-
               Month Periods ended September 30,
               1996 and 1995
          Consolidated Statements of Stockholders'
               Equity (Unaudited) for the Nine-Month
               Period Ended September 30, 1996
          Consolidated Statements of Cash Flows
               (Unaudited) for the Nine-Month
               Periods Ended September 30, 1996 and
               1995
          Notes to Consolidated Financial Statements
               (Unaudited)

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

PART II   OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS                              September 30,   December 31,
                                        1996            1995

Cash and due from banks             $ 12,536,846    $  7,656,846
Interest-bearing deposits with
  banks                                3,545,457      10,043,324
Federal funds sold                     1,324,000       3,045,000
Securities available for sale         43,530,497      20,359,157
Securities held to maturity, fair
  value September 30, 1996
  $31,614,803; December 31, 1995
  $ 9,366,552                         31,761,463       9,207,069
Loans receivable, net of
  allowance for loan losses
  September 30, 1996 $1,960,132;
  December 31, 1995 $1,674,057       180,195,480     146,290,946
Mortgages held for sale                  472,769         452,900
Due from mortgage investors            1,792,601       3,204,383
Bank premises and equipment, net       4,280,235       3,494,618
Accrued interest receivable            1,897,704       1,226,026
Other real estate owned                1,277,532       1,315,532
Prepaid expenses and other assets        294,695         168,752
Deferred income taxes                    422,842         208,712
      TOTAL ASSETS                  $283,332,121    $206,673,265

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing    $ 28,310,386    $ 18,421,557
    Demand, interest bearing          81,527,917      48,024,548
    Savings                           11,314,986       9,418,076
    Time, $100,000 and over           11,358,977       8,377,643
    Time, other                      102,761,398      95,696,046

      TOTAL DEPOSITS                 235,273,664     179,937,870

Accrued interest payable and
  other liabilities                    7,952,185       2,020,915
Short-term borrowings                 11,044,153       2,289,940
Obligations under capital lease          960,731             ---
Long-term borrowings                   9,000,000       4,000,000
      TOTAL LIABILITIES              264,230,733     188,248,725

Redeemable common stock, issued
  and outstanding December 31,
  1995 12,539 shares                         ---         129,969

Stockholders' equity:
  Common stock, par value $2.50
    per share; authorized
    3,000,000 shares; issued and
    outstanding September 30,
    1996 1,724,830 shares;
    December 31,1995 1,710,389
    shares                             4,312,075       4,275,973
  Surplus                             10,736,586      10,628,354
  Retained earnings                    4,240,847       3,233,574
  Net unrealized appreciation
    (depreciation) on securities
    available for sale, net of
    taxes                               (188,120)        156,670

      TOTAL STOCKHOLDERS' EQUITY      19,101,388      18,294,571

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $283,332,121    $206,673,265


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                          For the Nine Months Ended       For the Three Months Ended

                                                                       September 30,   September 30,   September 30,   September 30,
                                                                           1996            1995            1996            1995

Interest Income:
  Loan Receivable, including fees                                       $10,144,603     $8,222,046      $3,646,723      $2,879,326
  Interest and dividends on investment securities:
      U.S. Treasury                                                         199,167        289,498          60,854          89,931
      U.S. Government agencies and corporations                             958,824        262,643         499,875         101,540
      State and political subdivisions, tax exempt                          855,860        236,396         344,605         111,650
      Dividends                                                              60,706         54,788          22,793          17,211
  Interest-bearing deposits with banks                                      372,898        424,522          84,604         242,644
  Interest on federal funds sold                                            105,884         44,850          21,027          21,680

           Total interest income                                         12,697,942      9,534,743       4,680,481       3,463,982

  Interest expense:
  Interest on deposits                                                    6,541,738      4,696,468       2,340,563       1,821,236
  Interest on borrowed funds                                                293,086        348,765         153,882          79,971

           Total interest expense                                         6,834,824      5,045,233       2,494,445       1,901,207

             Net interest income                                          5,863,118      4,489,510       2,186,036       1,562,775
Provision for loan losses                                                   485,000        372,500         160,000         210,000

             Net interest income after provision for loan losses          5,378,118      4,117,010       2,026,036       1,352,775

Other income:
  Customer service fees                                                     489,469        343,980         177,566         133,817
  Mortgage banking activities                                               419,833        366,180         160,565         169,998
  Net realized loss on sale of securities                                      (682)       (24,020)            ---             ---
  Other                                                                      14,104         13,749           4,489           9,932

           Total other income                                               922,724        699,889         342,620         313,747

Other expenses:
  Salaries and wages                                                      1,570,199      1,456,473         582,491         505,063
  Employee benefits                                                         408,905        348,364         143,314         111,218
  Occupancy                                                                 432,112        342,108         157,808         127,350
  Equipment depreciation and maintenance                                    313,939        286,718         109,048          89,189
  Other operating expense                                                 1,959,338      1,417,225         719,628         435,247

           Total other expenses                                           4,684,493      3,850,888       1,712,289       1,268,067

    Income before income taxes                                            1,616,349        966,011         656,367         398,455

Federal income taxes                                                        298,652        284,618         117,601         103,240
            Net Income                                                  $ 1,317,697     $  681,393      $  538,766      $  295,215
                                                                        ===========     ==========      ==========      ==========

  Earnings per common and common
    equivalent share                                                    $      0.76     $     0.39      $     0.31      $     0.17
                                                                        ===========     ==========      ==========      ==========

  Weighted average common and common equivalent shares outstanding        1,739,459      1,727,765       1,740,079       1,731,867


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the Nine Months Ended September 30, 1996 (Unaudited)

                                                                                                        Net unrealized
                                                                                                         Appreciation
                                                                                                        (Depreciation)
                                                                                                        On Securities
                                                                Common                     Retained     Available for
                                                                 Stock       Surplus       Earnings         Sale           Total

Balance, December 31, 1995                                    $4,275,973   $10,628,354    $3,233,574      $156,670      $18,294,571
  Issuance of common stock upon exercise of stock options          4,755        13,065           ---           ---           17,820
  Net change in unrealized depreciation on securities
    available for sale, net of taxes                                 ---           ---           ---      (344,790)        (344,790)
  Transfer 12,539 shares of redeemable common stock upon
    expiration of statute of limitations                          31,347        98,624           ---           ---          129,971
  Cash dividends                                                     ---           ---      (310,424)          ---         (310,424)
  Payment of discount on DRIP                                        ---        (3,457)          ---           ---           (3,457)
  Net income                                                         ---           ---     1,317,697           ---        1,317,697

Balance, September 30, 1996                                   $4,312,075   $10,736,586    $4,240,847     $(188,120)     $19,101,388
                                                              ==========   ===========    ==========     =========      ===========


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                       For the Nine Months Ended
                                     September 30,  September 30,
                                         1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $  1,317,697   $    681,393
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan and other
        real estate losses                491,103        372,500
      Provision for depreciation          278,963        246,762
      (Gain) Loss on sale of bank
        equipment                          (1,071)        26,855
      Net realized loss on sale of
        securities                            682         24,020
      Net loss on sale of loans            11,685            ---
      Net amortization of security
        premiums and discounts            (59,852)       (44,790)
      Change in assets and liabilities:
        (Increase) decrease in:
          Due from mortgage investors   1,411,782     (2,224,654)
          Accrued interest receivable    (671,678)      (267,730)
          Prepaid expenses and other
            assets                       (125,943)       (76,396)
          Deferred income taxes           (36,512)        10,443
        Increase (decrease) in:
          Accrued interest payable
            and other liabilities       5,913,926        692,552

          Net cash provided by
            (used in) operating
            activities                  8,530,782       (559,045)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of and
    principal repayments on
    available for sale securities       1,133,078      1,263,574
  Proceeds from sales of securities
    available for sale                  2,882,065      1,502,786
  Proceeds from maturities of
    securities held to maturity         1,385,000        850,000
  Purchases of available for sale
    securities                        (27,679,867)    (6,497,626)
  Purchases of held to maturity
    securities                        (23,909,248)    (4,534,663)
  (Increase) decrease in interest-
    bearing deposits with banks         6,497,867    (12,401,549)
  Federal funds sold, net               1,721,000       (750,000)
  Loans made to customers, net of
    principal collected               (34,536,107)   (12,753,230)
  Proceeds for sales of other real
    estate owned                          146,916        132,326
  Proceeds for sales of bank
    premises and equipment                  2,895            ---
  Purchases of bank premises and
    equipment                            (103,239)    (1,541,250)

      Net cash used in investing
        activities                    (72,459,640)   (34,729,632)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits           $ 55,335,794   $ 43,437,183
  Net increase in short-term
    borrowings                          8,754,213            ---
  Payments of capital lease
    obligations                            (2,434)           ---
  Proceeds from long term borrowings    5,000,000      9,000,000
  Principal payments of Federal
    Home Loan Bank borrowings                 ---    (14,000,000)
  Proceeds from exercise of stock
    options                                17,820         20,806
  Payment of 5% discount - DRIP            (3,457)           ---
  Cash dividends                         (293,078)      (246,025)

    Net cash provided by financing
      activities                       68,808,858     38,211,964

    Increase in cash and due from
      banks                             4,880,000      2,923,287

Cash and due from banks:
  Beginning                             7,656,846      5,318,720

  Ending                             $ 12,536,846   $  8,242,007

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash payments for:
    Interest                         $  6,666,830   $  4,825,878

    Income taxes                     $    355,000   $    258,091

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Other Real Estate acquired in
    settlement of loans              $    159,782   $    739,532

  Land acquired under obligations
    of capital lease                 $    963,165   $        ---


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

NOTE A.   BASIS OF PRESENTATION

     The financial statements include the accounts of the BCB
     Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE B.   EARNINGS PER SHARE

     Primary and fully diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the nine months ended September 30, 1996 and 1995. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options.

NOTE C:   OTHER EXPENSES

     The following represents the most significant categories of other expenses for the nine and three month periods ended
     September 30, 1996 and 1995:


                                                 For the Nine Months Ended       For the Three Months Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   1996            1995            1996            1995

Advertising                                     $  472,746      $  222,144       $136,261        $ 52,826
EDP outsourcing and MAC fees                       253,055         179,344         97,066          66,622
Office Supplies and expense                        265,422         249,596         87,712          91,493
Other real estate owned expenses                   229,406           6,221        122,818          11,413
All other expenses                                 738,709         759,920        275,771         212,893

                                                $1,959,338      $1,417,225       $719,628        $435,247
                                                ==========      ==========       ========        ========

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                       FINANCIAL CONDITION

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

     Total assets increased to $283,332,121 at September 30, 1996, an increase of $76,658,856, or 37.09%, from $206,673,265 at
December 31, 1995. The increase in assets is due to higher levels of loans and securities.

     Loans, net of allowance for possible loan losses of $1,960,132 at September 30, 1996 and $1,674,057 at December 31,
1995, increased to $180,195,480 at September 30, 1996 from $146,290,946 at December 31, 1995. The increase of $33,904,534, or 23.18%, was primarily from an increase in commercial loans of $15,883,568 to $80,103,533 at September 30, 1996 from $64,219,965 at December 31, 1995, and an increase in fixed rate residential mortgage loans of $6,708,773 to $56,073,050 at September 30, 1996 from $49,364,277 at December 31, 1995.

     Securities increased to $75,291,960 at September 30, 1996 from $29,566,226 at December 31, 1995. The increase of $45,725,734, or 154.66% was due primarily to the purchase of $27,679,867 in available for sale securities and $23,909,248 in held to maturity securities as part of an arbitrage strategy by the bank to increase earnings.

     Cash and due from banks, including interest-bearing deposits with banks of $3,545,457 at September 30, 1996 and $10,043,324 at
December 31, 1995, decreased to $16,082,303 at September 30, 1996, from $17,700,170 at December 31, 1995. The $1,617,867 decrease resulted due to an increase in loans and securities, a use of funds, over the increase in deposits, a major source of funds at September 30, 1996.

     The Company's primary source of funds, deposits, aggregated $235,273,664, at September 30, 1996, an increase of $55,335,794, or 30.75%, from $179,937,870 at December 31, 1995. The increase came primarily in moneymarket savings accounts, classified within "Demand, interest bearing", and checking accounts, classified as "Demand, non-interest bearing," on the September 30, 1996 consolidated balance sheet. Moneymarket savings accounts increased $31,595,813, or 76.51%, from $41,297,520 at
December 31, 1995 to $72,893,333 at September 30, 1996.  Non-
interest bearing demand (checking) increased $9,888,829, or 53.68%, from $18,421,557 at December 31, 1995 to $28,310,386 at
September 30, 1996. Time deposits less than $100,000 increased $7,065,352 from $95,696,046 at December 31, 1995 to $102,761,398 at September 30, 1996, an increase of 7.38%. Time deposits of $100,000 and over increased $2,981,334 from $8,377,643 at
December 31, 1995 to $11,358,977 at September 30, 1996.  It is
the bank's policy not to accept any brokered deposits. The significant increase in most of the deposit categories is attributable to (a) the added convenience and new market locations provided by the Pottstown and Wyomissing branches, both of which opened in the second quarter of 1995, (b) deposit fee and rate pricing that was better for customers than at the Company's bank and thrift competition, (c) continued aggressive account promotion and advertising in response to the CoreStates acquisition of Meridian, which occurred in the second quarter of 1996.

     Accrued interest payable and other liabilities increased to $7,952,185 at September 30, 1996, an increase of $5,931,270 or
293.49%, from $2,020,915 at December 31, 1995. The increase was attributable to the $5,830,199 of securities traded but not yet settled at September 30, 1996. Generally accepted accounting principles require that a security be recorded as an asset and an offsetting liability on the date the security trades.

     Short-term borrowings increased $8,754,215, or 382.29%, from $2,289,940 at December 31, 1995 to $11,044,153 at September 30,
1996. The increase primarily resulted from an additional
$10,000,000 in advances less than 1 year from the Federal Home
Loan Bank of Pittsburgh (FHLB).

     Obligations under capital lease increased from $0 at December 31, 1995 to $960,731 at September 30, 1996. The capital leases were for land for two future branch locations. On
August 13, 1996, bank officials signed an Option and Lease/ Purchase Agreement for land located in Cumru Township for the bank's fifth-full service branch. The total amount capitalized for the land and the related obligation under capital lease was $536,135. On August 30, 1996, bank officials signed an Option and Lease/Purchase Agreement for land located in Muhlenberg Township for the bank's sixth full service branch. The total amount capitalized and the related obligation under capital lease was $427,247. See Item 5, Other Information, for more details on the capital leases.

     Long-term borrowings increased $5,000,000, or 125.0%, from $4,000,000 at December 31, 1995 to $9,000,000 at September 30,
1996. The company borrowed $5,000,000 from the FHLB during the third quarter of 1996.

     Stockholders' equity increased $806,817, or 4.41%, from $18,294,571 at December 31, 1995 to $19,101,388 at September 30,
1996. The increase was primarily attributable to the retention of earnings, net of cash dividends declared of $310,424, and the transfer of 12,539 shares, or $129,971, from redeemable common stock back to stockholders' equity. The transfer from redeemable common stock was due to the expiration of the three-year statute of limitations applicable to the sale of shares in unregistered transactions. The change in net unrealized appreciation (depreciation) on securities available for sale went from $156,670 appreciation at December 31, 1995 to ($188,120)
depreciation at September 30, 1996. FASB 115 requires companies to record the net unrealized appreciation (depreciation) on securities available-for-sale, net of taxes, as an adjustment to stockholders' equity. Thus, when interest rates rise, equity is reduced and when interest rates fall, equity is increased. The fluctuations are temporary and stockholders' equity would only be permanently reduced if the securities were sold at losses, or reclassified as held-to-maturity during a period of time when the market value is less than book value for these securities.

     Average realized return on equity for the first nine months (annualized) of 1996 and 1995 was 9.40% and 5.07%, respectively. Average realized return on equity excludes the effect of the equity adjustment for FASB 115. Average return on equity, including the FASB 115 adjustment, for the first nine months (annualized) of 1996 and 1995 was 9.47% and 5.12%, respectively.

     Retained Earnings increased $1,007,273, or 31.15%, to
$4,240,847 at September 30, 1996 from $3,233,574 at December 31,
1995. The increase was the result of the retention of $1,317,697 of earnings less the declaration of $310,424 in cash dividends.

                      RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1996 was $538,766, 82.50% more than the $295,215 reported for the same period in 1995. For the nine months ended September 30, 1996, net income was $1,317,697, an increase of $636,304, or 93,38%, from the $681,393 reported for the same period in 1995. These increases were primarily due to an increase in net interest margin.

Net Interest Income

     Net interest income is the difference between interest income on assets and interest expense on liabilities. Net interest income was $2,186,036 for the quarter ended
September 30, 1996, an increase of $623,261, or 39.88%, from the $1,562,775 reported for the same period ended September 30, 1995. For the nine months ended September 30, 1996, net interest income was $5,863,118, a $1,373,608 increase over the $4,489,510 reported for the same period ended September 30, 1995. Calculated on a tax-equivalent basis, net interest income was $2,346,335 for the quarter ended September 30, 1996 versus $1,610,811 for the quarter ended September 30, 1995 and $6,254,540 for the nine months ended September 30, 1996 versus $4,594,150 for the same period ended September 30, 1995. The increase in net interest income was primarily due to an increase in average interest-earning assets.

     Net interest margin increased 23 basis points to 3.86% in the third quarter of 1996 compared to 3.63% in the third quarter of 1995, calculated on a tax-equivalent basis. Net interest margin on a tax equivalent basis decreased 5 basis points to 3.77% for the first nine months of 1996 versus 3.82% for the first nine months of 1995. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets.

     Average total interest-earning assets increased $65,984,000, or 37.50%, to $241,936,000 for the third quarter of 1996 compared to $175,952,000 for the third quarter of 1995. The yield on average interest-earning assets, calculated on a tax-equivalent basis, increased 4 basis points, or .51%, to 7.96% for the third quarter of 1996 compared to 7.92% for the third quarter of 1995. Average total interest-earning assets increased $60,792,000, or 37.76%, to $221,793,000 for the first nine months of 1996 compared to $161,001,000 for the first nine months of 1995. The yield on average interest-earning assets decreased 12 basis points, or 1.5%, to 7.88% for the first nine months of 1996 compared to 8.00% for the first nine months of 1995, calculated on a tax-equivalent basis. The primary reason for the decline was the lower prime rate for the first nine months of 1996 versus the first nine months of 1995.

     Interest expense increased $593,238, or 31.20%, to $2,494,445 for the third quarter of 1996 versus $1,901,207 for the same period in 1995. This increase was due primarily to an increase in the volume of average interest-bearing liabilities of $66,970,000, or 40.44%, to $232,573,000 for the quarter ended
September 30, 1996 versus $165,603,000 for the quarter ended September 30, 1995. Interest expense increased $1,789,591, or 35.47% to $6,834,824 for the first nine months of 1996 versus $5,045,233 for the first nine months of 1995. This increase was due primarily to an increase in the volume of average interest-bearing liabilities of $60,275,000, or 39.18%, to $214,104,000 for the first nine months of 1996 compared to $153,829,000 for the same period in 1995.

     The average rate paid on average interest-bearing liabilities decreased 28 basis points, or 6.15%, to 4.27% in the third quarter of 1996 compared to 4.55% in the third quarter of 1995. The average rate paid on average interest-bearing liabilities decreased 14 basis points, or 3.18, to 4.26% for the first nine months of 1996 compared to 4.40% for the first nine months of 1995. The reason for the decrease in average rates paid on average interest-bearing liabilities is that the deposit growth of the Bank was primarily in non-interest bearing deposits and low-rate money market savings accounts versus higher-rate certificates of deposit. During the first nine months of 1996, low-rate demand and savings deposits increased $45,289,108 while high-rate certificates of deposit increased only $10,046,686. This increase was achieved as a result of offering free checking to individuals and businesses and also offering up to a 4.11% interest rate (4.20% annual percentage yield) on money market savings accounts in order to increase its share of these lower-rate core deposits. Certificates of deposits, on the average, pay over 5.00%.

Provision for Loan Losses

     The Company's provision for possible loan losses was $160,000 in the third quarter of 1996 versus $210,000 in the third quarter of 1995. For the first nine months of 1996, the Company's provision for possible loan losses was $485,000 versus $372,500 for the same period in 1995. The increases reflect the increase in the size of the bank's loan portfolio.

Other Income

     Other income increased $28,873, or 9.20%, in the third quarter of 1996 versus the third quarter of 1995, to $342,620 from $313,747. The increase was due primarily to an increase in customer service fees, which are primarily derived from deposit services, of $43,749. Offsetting the increase in customer service fees was a slight decrease in mortgage banking activities of $9,433.

     For the first nine months of 1996, other income increased $222,835, or 31.84%, to $922,724 from $699,889 for the same period in 1995. The primary reasons for the increase were an increase in customer service fees of $145,489, an increase in fees from mortgage banking activities of $53,653, and a reduction in net realized losses on the sale of securities of $23,338.

Other Expenses

     Total other expenses increased $444,222, or 35.03%, during the third quarter of 1996 versus the same period in 1995, to $1,712,289 from $1,268,067. Total other expenses also increased during the first nine months of 1996 versus the first nine months of 1995, by $833,605, or 21.65%, to $4,684,493 from $3,850,888.
The increases in total other expenses reflect the growth of the bank, and compares favorably with the 37.09% increase in total assets, from $206,673,265 at December 31, 1995 to $283,332,121 at
September 30, 1996.

     Salaries, wages and employee benefits increased $109,524, or 17.78%, from $616,281 for the three months ended September 30, 1995 to $725,805 for the same period in 1996. For the first nine months of 1996, salaries, wages and benefits increased $174,267, or 9.66%, to $1,979,104 versus $1,804,837 for the same period in 1995.

     Occupancy expense increased $30,458, or 23.92%, to $157,808 for the three months ended September 30, 1996 versus $127,350 for the three months ended September 30, 1995. For the first nine months of 1996, occupancy expense was $432,112 versus $342,108 for the same period in 1995, an increase of $90,004, or 26.31%. These increases resulted from the increased expenses relating to the depreciation, utilities, real estate taxes and other occupancy expenses for the new Pottstown and Wyomissing branches which opened in the second quarter of 1995. Also, on September 24, 1996, the company paid $19,883.50 for the lease termination of the facilities located at 1566 Medical Drive in Lower Pottsgrove Township.

     Equipment depreciation and maintenance expenses increased $19,859, or 22.27%, to $109,048 for the third quarter of 1996 versus $89,189 for the third quarter of 1995. For the first nine months of 1996, equipment depreciation and maintenance expenses increased $27,221, or 9.49%, to $313,939 from $286,718 for the same period in 1995. The increase resulted from repairs and maintenance on the existing equipment as well as an increase in maintenance agreements for newly purchased equipment.

     Other operating expenses increased in the third quarter of 1996 versus the second quarter of 1995, to $719,628 from $435,247, an increase of $284,381, or 65.34%. The increase was due primarily to: (1) an $111,405 increase in other real estate owned expenses, from $11,413 during the third quarter of 1995 to $122,818 for the third quarter of 1996, (2) an $83,435, or 157.94%, increase in advertising from $52,826 in the third quarter of 1995 to $136,261 in the third quarter of 1996 and
(3) an $30,444, or 45.70%, increase in EDP outsourcing and MAC Fees from $66,622 in the third quarter of 1995 to $97,066 in the third quarter of 1996. Partially offsetting these increases was the reduction of FDIC premiums in 1996. For the first nine months of 1996, other operating expenses increased $542,113, or 38.25%, to $1,959,338 versus $1,417,225 for the same period of
1995. This increase was as a result of (1) a $250,602 increase in advertising expense, (2) a $73,711 increase in EDP outsourcing and MAC Fees, (3) a $223,185 increase in other real estate owned expenses and (4) a $15,826 increase in office supplies and expense. Offsetting these increases were (1) a $134,837 decrease in FDIC insurance premiums and (2) a $21,211 decrease in "other" operating expenses. "Other" operating expenses include items such as legal and accounting fees, insurance, telephone, travel and entertainment and other corporate taxes.

     The Company elected to increase its advertising expenses in order to increase its market share in response to the Corestates acquisition of Meridian. Starting January 1, 1996, FDIC insurance premiums for all well-capitalized banks, were reduced to $2,000 a year. However, on September 30, 1996, the President signed into law a bill designed to "fix" the current situation with the BIF (Bank insured fund) and the SAIF (Savings Association Insured Fund). Commercial banks, including Berks County Bank, were not effected by the one-time assessment to recapitalize the SAIF. See Item 5 - Other Information for more details on the BIF/SAIF situation. The other real estate owned expenses increase included provisions for charge-downs and increases in related expenses for maintenance, repairs, and real estate taxes. EDP outsourcing and MAC fees increases were attributable to the growth of the Company and the introduction of the BCB Checkcard in January, 1996.

Provision for Income Taxes

     The provision for income taxes was $117,601 for the third quarter of 1996 versus $103,240 for the third quarter of 1995. The provision for income taxes was $298,652 for the first nine months of 1996 versus $284,618 for the first nine months of 1995. For the first nine months of 1996, the Company's effective tax rate was 18.48% versus an effective tax rate of 29.46% for the same period in 1995. The significant decrease in 1996's effective tax rate from the statutory tax rate of 34% and 1995's effective tax rate was due to the significant increase in bank-qualified municipal securities' interest income. This increased $232,955, or 208.65%, during the third quarter of 1996 to $344,605 from $111,650 during the same period of 1995. For the first nine months of 1996, bank-qualified municipal securities' interest income increased $619,464, or 262.05%, to $855,860 from $236,396 during the same period in 1995.

Asset Quality

     Non-performing assets increased 29.44% to $3,705,709 as of September 30, 1996 compared to $2,862,794 as of December 31, 1995. The ratio of the allowance for possible loan losses to non-performing assets was 52.89% at September 30, 1996 compared to 58.48% at December 31, 1995. The bank elected to charge-off approximately $285,000 of previously non-performing assets during the first nine months of 1996 versus approximately $194,000 in the first nine months of 1995. Non-performing assets are comprised of non-accrual loans and other real estate owned (assets acquired in foreclosures) and restructured loans. It is the Company's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest. At September 30, 1996, non-performing assets were 1.31% of total assets. At December 31, 1995, non-performing assets were 1.39% of total assets.

     The balance in the allowance for possible loan losses was $1,960,132, or 1.08% of total loans at September 30, 1996 compared to $1,674,057, or 1.13% of total loans at December 31, 1995.

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

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at September 30, 1996. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

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

Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. These assets totaled $19,062,103 at September 30, 1996 compared to $24,123,507 at December 31, 1995. This decrease was due to an increase in loans and long-term investment securities.

     Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Company utilizes a variety of these methods of liability liquidity. At September 30, 1996, the Company had approximately $94.0 million of unused lines of credit available under informal arrangements with correspondent banks compared to $70.4 million at December 31, 1995. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

Capital

     Total stockholders' equity increased $806,817, or 4.41%, to $19,101,388 at September 30, 1996 from $18,294,571 at
December 31, 1995. The ratio of stockholders' equity to total assets decreased to 6.74% at September 30, 1996 compared to 8.85% at December 31, 1995. The increase in total stockholders' equity was primarily the result of the increase in retained earnings of $1,007,273. Retained earnings increased by the amount of the first nine months of earnings of $1,317,697, less cash dividends declared in the amount of $310,424. Other changes to stockholders' equity were an increase of $129,971 due to the transfer of 12,539 shares from redeemable common stock, and the increase in unrealized depreciation on securities available-for-sale at September 30, 1996, as was previously mentioned herein. The ratio of stockholders' equity to total assets decreased because the rate of growth in assets exceeded the rate of growth in stockholders' equity during the first nine months of 1996.

     The Company's consolidated capital ratios at September 30, 1996 exceed all regulatory requirements. The Federal Reserve Board requires a bank holding company, such as the Company, to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00%, a total capital to risk-adjusted assets ratio of 8.00% and a leverage ratio of 3.00% plus a cushion of at least 100 to 200 basis points. The Company's Tier 1 capital to risk-weighted assets ratio was 11.18% at September 30, 1996 compared to 12.43% at December 31, 1995. The Company's total capital to risk-weighted assets ratio was 12.32% at September 30, 1996 compared to 13.58% at December 31, 1995. The Company's leverage ratio was 7.57% at September 30, 1996 versus 10.29% at December 31, 1995. The Company was categorized as "well-capitalized" under applicable regulatory guidelines as of September 30, 1996. Federal Reserve Board guidelines define a "well-capitalized institution as having a Tier 1 capital to risk-adjusted assets ratio of 6.00% or more, a total capital to risk-adjusted assets ratio of 10.00% or more, and a leverage ratio of 5.00% or more.

                             PART II

Item 5.   OTHER INFORMATION

New Branch Sites

     Berks County Bank, the Company's wholly-owned subsidiary, has received approval from the Federal Reserve Board and the Pennsylvania Department of Banking to open a fifth full service branch office in Cumru Township, Shillington, a southern suburb of Reading. The Bank has entered into an Option and Lease/ Purchase Agreement on land for the Cumru Township branch. The Option to Lease/Purchase fee is $2,000 per month for an initial six-month period, with a one three-month extension. Upon the exercise of the option to lease/purchase, the lease will commence for a period of ten years, at the fixed rate of $4,000 per month for the entire ten year lease. Upon the expiration of the lease period of ten years, the Bank will purchase the land, and all improvements, for a fixed purchase price of $400,000.

       The Bank has also received approval from the Federal Reserve Board and the Pennsylvania Department of Banking to open a sixth full-service branch office in Muhlenberg Township, a northern suburb of Reading. The Bank has entered into an Option and Lease/Purchase Agreement on land for the Muhlenberg Township branch. The option to lease/purchase fee is $2,000 per month for a six month period. Upon the exercise of the option to lease/purchase, the lease will commence for a period of three years at the fixed rate of $3,750 per month. The Bank exercised its option to lease on October 22, 1996. The lease will commence November 1, 1996. Upon expiration of the lease period, whether through the expiration of the three year lease period or through acceleration of the lease period by giving 60 days written notice, the Bank will purchase the land, and all improvements, for a fixed purchase price of $375,000.

Stock Split

          On October 24, 1996, the Board of directors declared a 6 for 5 stock split, effectuated in the form of a stock dividend, with a record date of November 5, 1996 payable on November 19, 1996.

Recapitalization of BIF/SAIF

     On September 30, 1996, the President signed into law, a bill designed to remedy the BIF/SAIF situation. The first part of the bill calls for the SAIF to be capitalized by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. This assessment, which will be 65.7 cents per $100 in deposits, will raise approximately $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment will be payable November 30 and will have no effect on Berks County Bank. The second part of the bill remedies the payment of the FICO interest. For 1997 through 1999, the banking industry will help pay for the FICO interest payments at an assessment rate that is 1/5 the rate paid by thrifts. The FICO assessment on BIF-insured deposits will be approximately
1.29 cents per $100 in deposits; for SAIF-insured deposits it will be 6.44 cents. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits.

Director Resignation

     On October 10, 1996, Donald F. Specht resigned from the board of directors of BCB Financial Services Corporation to pursue other career opportunities.

Item 6.   Exhibits and Reports on Form 8 - K

          (a)  Exhibits

          10.1 Option and Lease/Purchase Agreement, dated
               August 13, 1996, by and between Berks County Bank and Richard J. Webb.

          10.2 Option and Lease/Purchase Agreement, dated
               August 30, 1996, by and between Berks County Bank and John C. Gordon and Betty L. Gordon.

          11. Statement regarding computation of per share earnings (is included in Note B to Consolidated
               Financial Statements (Unaudited)).

          27.  Financial Data Schedule.

          (b)  Reports on Form 8 - K

               On August 29, 1996, the Company filed a Current Report on Form 8-K, dated August 29, 1996, to report information under Items 5 and 7(a). No financial statements were filed with the Current Report.

               On September 18, 1996, the Company filed a Current Report on form 8-K, dated September 17, 1996, to report information under Items 5 and 7(a). No financial statements were filed with the Current Report.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1996             BCB FINANCIAL SERVICES CORPORATION
                              (Registrant)


                              By/s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer (Authorized Officer
                                   and Principal Financial
                                   Officer)

                          EXHIBIT INDEX

Exhibit No.    Description

     10.1      Option and Lease/Purchase Agreement, dated
               August 13, 1996, by and between Berks County Bank and Richard J. Webb.

     10.2      Option and Lease/Purchase Agreement, dated
               August 30, 1996, by and between Berks County Bank and John C. Gordon and Betty L. Gordon.

     11 Statement regarding computation of per share earnings (is included in Note B to consolidated
               Financial Statements (Unaudited)).

     27        Financial Data Schedule.