Form 10KSB40
period 1996-12-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-03-28
CIK 920865

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-KSB

(Mark one)
(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934, for the fiscal year ended December 31,
     1996, or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from ________________ to ________________.

Commission file number:  0-24114

               BCB FINANCIAL SERVICES CORPORATION
         (Name of small business issuer in its charter)

         Pennsylvania                         23-2444807
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

Registrant's telephone number, including area code: (610)376-5933

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

     Common Stock ($2.50 par value)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No.___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The Registrant's revenues for its most recent fiscal year was $19,287,301.

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 3, 1997 was $29,269,313. As of March 3, 1997, the Registrant had 2,071,217
shares of Common Stock outstanding.

     Documents incorporated by reference.  Portions of the Proxy
Statement of the Registrant relating to the Registrant's Annual
Meeting to be held on April 16, 1997 are incorporated by reference into Part III of this Report.

     Transitional Small Business Disclosure Format (check one):
          Yes ___   No  X
               BCB FINANCIAL SERVICES CORPORATION
                           FORM 10-KSB
                        TABLE OF CONTENTS

                                                        Page

PART I
     Item 1.  DESCRIPTION OF BUSINESS...................  2
     Item 2.  DESCRIPTION OF PROPERTY................... 23
     Item 3.  LEGAL PROCEEDINGS......................... 24
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS....................................... 25

PART II
     Item 5.  MARKET FOR THE REGISTRANT"S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS................... 25
     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 26
     Item 7.  FINANCIAL STATEMENTS...................... 42
     Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE........ 70

PART III
     Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.................................. 70
     Item 10.  EXECUTIVE COMPENSATION................... 70
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT......................... 70
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.................................. 70
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K......... 70

Signatures

                             PART I

Item 1.  DESCRIPTION OF BUSINESS

The Company

     BCB Financial Services Corporation (the "Company") is a Pennsylvania corporation headquartered in Reading, Pennsylvania, and is a registered bank holding company that operates Berks County Bank (the "Bank") as its sole, wholly-owned subsidiary. The Company commenced operations on December 1, 1987 upon the Bank's formation as a Pennsylvania-chartered bank. At
December 31, 1996, the Company had total consolidated assets, deposits, and stockholders' equity of $324.5 million, $264.3 million and $19.7 million respectively. At December 31, 1996, the Company and Berks County Bank had 120 full and part-time employees.

Berks County Bank

     The Bank is a community bank which seeks to provide personal attention and professional financial assistance to its customers. The Bank is a locally managed and locally oriented financial institution established to serve the needs of individuals and small and medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed, and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

     The Bank is a full-service commercial bank offering a range of commercial and retail banking services to its clients. These include personal and business checking and savings accounts, certificates of deposit, mortgage, home equity and commercial loans, and private banking services. In addition, the Bank provides safe deposit boxes, traveler's checks, wire transfer of funds, ACH (Automated Clearing House) Origination and other typical banking services. The Bank is a member of the MAC/PLUS network and provides clients with access to these automated teller machines. The Bank also makes credit cards available to its customers through correspondent banking institutions, as well as offering VISA CheckCard, which has the capability of offering point-of-sale purchases.

     The Bank solicits small and medium-sized businesses located primarily within the Bank's market area that typically borrow in the $25,000 to $1.5 million range. In the event that certain loan requests may exceed the Bank's lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.

Berks County Bank Subsidiary

     The Bank owns a 70% interest in Berks Mortgage Company, a Pennsylvania trust. The remaining 30% is owned by a mortgage banking affiliate of the local Coldwell Banker Real Estate franchise. As a majority-owned subsidiary of Berks County Bank, Berks Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. At the present time, Berks Mortgage Company originates loans that are separately underwritten and funded by Berks County Bank. Berks Mortgage Company commenced operations in 1995. The overall activity of Berks Mortgage Company in 1995 and 1996 was immaterial in relation to the Company taken as a whole.

Background and History

     In 1987, Nelson Oswald, the Chairman and President of the Company and the Bank, identified an opportunity to establish a de novo bank in Berks County, Pennsylvania that was committed to serving the commercial and consumer banking needs of individuals and small businesses. The Berks County banking market was dominated by very large regional and super regional banks and thrifts. Mr. Oswald believed that a smaller institution that focused on customer service and prompt, local decision-making could be successful. Accordingly, Mr. Oswald recruited a number of local businessmen to serve on the Board of Directors and applied for and received a charter from the Pennsylvania Department of Banking on February 6, 1987. The Bank was granted Federal Reserve Board membership on December 1, 1987. The Company initially raised $5.5 million in capital for the Bank through the sale of its Common Stock and, as a result, the Bank was granted a Certificate of Authority to commence operations and did so on December 1, 1987. Additional capital was raised in 1989 through a $2.7 million rights offering to shareholders. The Company also raised an additional $4.5 million in net capital during its 1994 Rights and Community offerings.

     The Bank's initial business plan called for the Bank to generate deposits by providing convenient, courteous service, extended hours and competitive rates. For asset generation, the Bank intended to target professional and small businesses with sales under $5 million, with the principal focus on individuals and companies with sales of less than $1 million, residential mortgage lending and consumer lending. This was the Bank's original strategy and it remains the strategy today. Since inception, the Bank has maintained its focus on successful implementation of this strategy.

Market Area

     The Bank's primary market area consists of Berks County, the central western portion of Montgomery County, and the southern half of Schuylkill County. Berks County includes the City of Reading, which is the county's largest municipality and is the county seat. Reading has a population of approximately 78,000 and is located approximately 50 miles northwest of Philadelphia.

     The central western portion of Montgomery County includes the Borough of Pottstown and six contiguous townships. The population of the area is approximately 82,000, based on 1990 census data. The Borough of Pottstown is located just off of U.S. Route 422, a major expressway connecting Philadelphia to its bedroom communities.

     The Bank's extended market area consists of the adjacent
Pennsylvania counties of Chester, Lehigh, Lancaster and Lebanon.

     The Bank currently serves it market area through four full-service branches. These branches are located in Reading, Exeter Township, the Borough of Wyomissing Hills, and the Borough of Pottstown. The Bank also operates mortgage centers and loan offices which are located in Wyomissing Hills, the Borough of Pottstown and the Borough of Schuylkill Haven, Schuylkill County.

     The Bank has received the necessary approvals from the various regulatory agencies to open a fifth full-service Branch office in Muhlenberg Township, Pennsylvania and a sixth full-service branch office in Cumru Township, Pennsylvania. The Muhlenberg office is slated to open March 29, 1997 and the Cumru office is slated to open May 3, 1997.

Supervision and Regulation

     Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Bank.

General

     The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares of substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

     The Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is a member of the Federal Reserve System, and therefore, subject to the regulations of the Federal Reserve Board. The Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking.

     In addition, because the deposits of the Bank are insured by the FDIC, the Bank is subject to regulation by the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board in attempting to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

     The Bank is subject to restrictions under federal law which limit its ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to the Company nor has it purchased any assets from the Company.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank, i.e., to downstream funds to the Bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Restrictions on Dividends

     Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the Federal Reserve Board's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. At December 31, 1996, the Bank had the ability to pay $2.89 million in dividends to the Company, without prior regulatory approval.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

     The payment of dividends to the Company by the Bank may also be affected by other regulatory requirements and policies. If, in the opinion of the Federal Reserve Board, the Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the Federal Reserve Board may require, after notice and hearing, that the Bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

     Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

     Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment, paid on November 30, 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is 1/5 the rate paid by thrifts. The FICO Assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits, it is 6.44 cents. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1996, the Company estimated the FICO interest assessment to be approximately $30,000 for 1997.

Capital Adequacy

     The Federal Reserve Board adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the Federal Reserve Board established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Bank is subject to similar capital requirements also adopted by the Federal Reserve Board.

     The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

     Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. In July of 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions today, prior to the June 1, 1997 effective date.

Competition

     The Bank faces significant competition from other commercial banks, savings banks, savings and loan associations and several other financial or investment service institutions in the communities it serves. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Company and the Bank. As the financial services industry continues to consolidate, competition affecting the Bank may increase. For most of the services that the Bank performs, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage firms, consumer finance companies, factors, insurance companies and pension trusts, are important competitors for various types of financial services.

New Financial Accounting Standards

Accounting for Mortgage Servicing Rights

     In 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights", which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities". The Statement applies to all mortgage banking activities in which a mortgage loan is originated or purchased and then sold or securitized with the right to service the loan retained by the seller. The total cost of the mortgage loans is allocated between the mortgage servicing rights and the mortgage loans based on their relative fair values. The mortgage servicing rights are capitalized as assets and amortized over the period of estimated net servicing income. Additionally, they are subject to an impairment analysis based on their fair value in future periods. The Statement was effective for transactions in which mortgage loans are sold or securitized beginning January 1, 1996. The impact on the Bank's financial position and results of operations will be dependent upon the future volume of mortgage loans sold with servicing rights retained. In 1996, the impact was immaterial.

Accounting for Stock-Based Compensation

     In 1996, the Company adopted Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides the Company, with a choice of how to account for the issuance of stock options and other stock grants. The standard encourages companies to account for stock options at their fair value and recognize the expense as compensation over the service period, but also permits companies to follow existing accounting rules under Accounting Principles Board Opinion No. 25. Companies electing to follow APB Opinion No. 25 rules will be required to disclose pro forma net income and earnings per share information as if the new fair value approach had been adopted. The Company is continuing to follow existing accounting rules under APB Opinion No. 25 for options granted, with pro forma disclosure in the footnotes to the consolidated financial statements.

Average Balances, Average Rates, and Net Interest Margin

     The following table provides an analysis of net interest income, setting forth for the periods indicated (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest-earning assets, calculated on a tax-equivalent basis, interest expense paid on interest-bearing liabilities, and (iii) average yields earned on interest-earning assets, calculated on a tax-equivalent basis and average rates paid on interest-bearing liabilities.

Years ended December 31,                       1996                              1995                              1994

                                             Interest                          Interest                          Interest
(Dollars in thousands)           Average      Income/     Yield/    Average     Income      Yield     Average     Income/     Yield/
                                 Balance    Expense(1)   Rate(2)    Balance   Expense(1)   Rate(2)    Balance   Expense(1)   Rate(2)

INTEREST-EARNING ASSETS:
  Interest-bearing deposits
    at banks                    $  8,095      $   431     5.32%    $  9,716     $   560     5.76%    $  5,215     $   208     3.99%

  U.S. Treasury                    4,168          261     6.26        5,891         382     6.48        5,719         277     4.84
  U.S. Government agencies        25,237        1,770     7.01        6,239         397     6.36        3,787         193     5.10
  State and municipal(3)          22,003        1,773     8.06        7,336         591     8.06        4,556         363     7.97
  Other bonds and securities       1,920          119     6.20        1,177          78     6.63        1,604          95     5.92

  Total securities                53,328        3,923     7.36       20,643       1,448     7.01       15,666         928     5.92

  Federal funds sold               2,319          121     5.22        1,290          73     5.66          751          31     4.13

  Commercial loans(3)             76,196        6,758     8.87       57,443       5,307     9.24       51,538       4,561     8.85
  Mortgage loans                  78,745        5,952     7.56       66,832       5,124     7.67       60,074       4,510     7.51
  Installment loans               15,194        1,324     8.71        9,585         864     9.01        6,823         577     8.46

    Total loans(4)               170,135       14,034     8.25      133,860      11,295     8.44      118,435       9,648     8.15

    Total interest-earning
      assets                     233,877       18,509     7.91      165,509      13,376     8.08      140,067      10,815     7.72

Unrealized depreciation on
  available for sale
  securities                        (227)                              (172)                             (188)
Allowance for loan losses         (1,849)                            (1,492)                           (1,461)
Non-interest earning assets       15,479                             11,821                             8,362

Total assets                    $247,280                           $175,666                          $146,780


INTEREST-BEARING LIABILITIES:

  Demand deposits, interest
    bearing                     $ 68,642        2,582     3.76       28,455         937     3.29       25,546         600     2.35
  Savings deposits                11,010          343     3.12       10,162         272     2.68       12,572         306     2.43
  Other time deposits            112,498        6,210     5.52       96,129       5,391     5.61       67,110       3,443     5.13

    Total deposits               192,150        9,135     4.75      134,746       6,600     4.90      105,228       4,349     4.13
  Other borrowed funds             5,803          303     5.22        2,736         141     5.15        2,659         143     5.38
  Long-term borrowings             6,742          371     5.50        5,488         285     5.19       12,978         760     5.86

    Total interest-bearing
      liabilities                204,695        9,809     4.79      142,970       7,026     4.91      120,865       5,252     4.35

  Demand deposits, non-
    interest bearing              21,127                             12,960                             9,735
Other non-interest bearing
  liabilities                      2,718                              1,870                             1,381

  Total liabilities              228,540                            157,800                           131,981
Redeemable common stock               14                                315                               639

Stockholders' equity              18,726                             17,551                            14,160

Total liabilities,
  redeemable common stock
  and stockholders' equity      $247,280                           $175,666                          $146,780

Net interest income                           $ 8,700                             $ 6,350                          $ 5,563

Net interest margin(5)                                    3.72%                            3.84%                             3.97%

(1)  Includes loan fee income.

(2)  Yields on investments are calculated on amortized cost.

(3) Full taxable equivalent basis, using a 34% effective tax rate for 1996, 1995 and 1994 and adjusted for TEFRA disallowance.

(4)  Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

     The following table sets forth an analysis of volume and rate changes in net interest income:

                                        1996 vs. 1995                     1995 vs. 1994
                                        Change due to                     Change due to
                               Average    Average    Increase    Average   Average    Increase
(Dollars in Thousands)          Volume      Rate    (Decrease)    Volume     Rate    (Decrease)
Interest earned on:
  Interest-bearing deposits
    with banks                  $  428   $  (557)     $ (129)     $  330    $  22      $  352
  Federal funds sold               (42)       90          48          22       20          42
  Securities (1)                 2,941      (466)      2,475         377      143         520
  Loans (1)                      3,415      (676)      2,739       1,287      360       1,647

  Total interest income         $6,742   $(1,609)     $5,133      $2,016    $ 545      $2,561

Interest paid on:
  Interest-bearing demand
   and savings deposits         $1,097   $   619      $1,716      $   35    $ 268      $  303
  Time deposits under $100,000     724        68         792       1,365      361       1,726
  Time deposits $100,000
    and above                      193      (166)         27         124       98         222
  Borrowed funds                 2,009    (1,761)        248        (434)     (43)       (477)

  Total interest expense        $4,023   $(1,240)     $2,783      $1,090    $ 684      $1,774

  Net interest income           $2,719   $  (369)     $2,350      $  926    $(139)     $  787

     (1) Interest income is reported on a full tax-equivalent basis. A 34% effective tax rate for 1996, 1995 and 1994 was used and adjusted for TEFRA disallowance.

Interest Rate Sensitivity Analysis

     The following table presents a summary of the Bank's interest rate sensitivity at December 31, 1996, calculated on a beta-adjusted basis:

                  Interest Sensitivity at December 31, 1996 (3)
                             (Dollars in Thousands)

                                 0 days       31 days      61 days      91 days       181 days     1 year
                                 through      through      through      through       through      through      Over 5
                                 30 days      60 days      90 days      180 days      1 year       5 years      Years        Total

Interest-earning assets:
  Loans                         $ 40,111     $  3,950     $  3,650     $ 11,511      $ 22,648     $ 83,838     $ 28,440     $194,148
  Securities(1)                    3,805         -             649          546         2,096       14,432       67,102       88,630
Interest-bearing deposits
  & Federal Funds sold            22,697         -            -            -             -            -            -          22,697


  Total                         $ 66,613     $  3,950     $  4,299     $ 12,057      $ 24,744     $ 98,270     $ 95,542     $305,475

Interest-bearing liabilities:
  Interest-bearing deposits(2)  $ 62,475     $  3,028     $  2,538     $ 20,019      $ 29,631     $ 59,243     $ 58,341     $235,275
  Borrowed funds                   3,718        8,000       10,000         -            2,000       12,000         -          35,718
  Non-interest bearing deposits    4,662         -            -            -             -            -          24,386       29,048


  Total                         $ 70,855     $ 11,028     $ 12,538     $ 20,019      $ 31,631     $ 71,243     $ 82,727     $300,041


Interest-rate sensitivity gap:
  Interval                      $ (4,242)    $ (7,078)    $ (8,239)    $ (7,962)     $ (6,887)    $ 27,027     $ 12,815     $  5,434

  Cumulative                    $ (4,242)    $(11,320)    $(19,559)    $(27,521)     $(34,408)    $ (7,381)    $  5,434    $  5,434


Ratio of cumulative gap to
  total rate-sensitive assets     (1.39%)      (3.71%)      (6.40%)      (9.01%)      (11.26%)     (2.42%)        1.78%        1.78%


(1) Maturity of securities is based on maturity date versus call date; excludes unrealized depreciation on available for sale securities

(2) All deposits other than time deposits are included in "One year or less" category

(3)  Calculated on a beta-adjusted basis


Loan Portfolio Composition

     The following summary sets forth the Company's loans by major categories as of the dates indicated:

                                                  At December 31,
                                 1996       1995       1994       1993       1992
                                                     (In thousands)
Commercial:
  Real estate secured         $ 55,732   $ 43,057   $ 38,003   $ 33,066   $ 30,935
  Non-real estate secured\
    unsecured                   27,154     18,159     14,826     13,635     14,131
  Construction                   5,006      3,004      2,577      1,294      2,725
                                87,892     64,220     55,406     47,995     47,791
 Less deferred loan fees          (431)      (207)      (166)       (94)      (105)
  Total Commercial            $ 88,323   $ 64,427   $ 55,572   $ 48,089   $ 47,896

Residential:
  Mortgages                   $ 85,027   $ 63,538   $ 58,497   $ 50,155   $ 33,321
  Construction                   4,666      5,502      5,690      5,556      4,926
                                89,693     69,040     64,187     55,711     38,247
Less deferred loan fees            184        185        105         43        146
  Total Residential           $ 89,509   $ 68,855   $ 64,082   $ 55,668   $ 38,101

Consumer:
  Installment                 $  3,590   $  2,468   $  1,732   $  1,535   $  1,317
  Home equity lines-secured     11,832     11,512      5,030      4,627      4,716
  Lines of credit-unsecured        840        666        529        559        475
                                16,262     14,646      7,291      6,721      6,508
Less deferred loan fees            (54)       (37)       (26)       (22)       (21)
  Total Consumer              $ 16,316   $ 14,683   $  7,317   $  6,743   $  6,529

Loans, net of deferred
   loan fees                  $194,148   $147,965   $126,971   $110,500   $ 92,526

Loan Maturity and Interest Rate Sensitivity

     The amount of loans outstanding by category as of December 31, 1996, which are due in (i) one year or less,
(ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                    At December 31, 1996
                                     More Than
                                     One Year
                                      Through     Over
                           One Year    Five       Five     Total
                            or Less    Years     Years     Loans

                                   (Dollars in Thousands)
Commercial, construction,
  other                     $46,140   $34,631   $ 7,592  $ 88,363
Mortgage                     22,969    45,813    20,729    89,511
Installment                  12,761     3,394       119    16,274
  Total (1)                 $81,870   $83,838   $28,440  $194,148

Loans with fixed rate       $36,131   $67,502   $26,499  $130,132
Loans with floating rate     45,739    16,336     1,941    64,016
  Total                     $81,870   $83,838   $28,440  $194,148

Percent composition by
  maturity                   42.17%    43.18%    14.65%   100.00%

Fixed rate loans as a
  percentage of total
  loans maturing             18.61%    34.77%    13.65%    67.03%

Floating rate loans as
  a percentage of total
  loans maturing             23.56%     8.41%     1.00%    32.97%

(1)  Includes deferred loan fees

     In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

     At December 31, 1996, 67.03% of total loans were fixed rate compared to 70.57% at December 31, 1995. For additional information regarding interest rate sensitivity, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Interest-Rate Risk Management."

Loan Portfolio, Credit Quality and Income Recognition

     The Company's written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic review is required. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The Bank has a policy to discontinue accrual of interest income within ten days following the month end in which a loan becomes 90 days past due in either principal or interest, except for those insured for credit loss. In addition, if circumstances warrant, accrual of interest may be discontinued prior to 90 days. In all cases, any payments received on non-accrual loans are credited to principal until full recovery of past due payments has been recognized, and the loan is not restored to accrual status until the customer becomes and remains current for six consecutive payments. Loans are charged off, in whole or in part, upon determination that a loss is anticipated. Non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     The following summary shows information concerning loan delinquency and other non-performing assets at December 31, 1996, 1995, 1994, 1993 and 1992.

                                                         December 31,
                                          1996     1995     1994     1993     1992
                                                   (Dollars in thousands)
Loans accruing, but past due 30 to
  89 days                                $2,913   $3,214   $  587   $  672   $1,152

Loans accruing, but past due 90 days
  or more                                $  187   $  231   $   41   $   39   $  182

Total non-accrual loans                  $2,603   $1,463   $2,893   $1,893   $1,808

Restructured loans                           79       85       91      ---      ---

Foreclosed real estate                      762    1,316      ---      754    1,418

Total non-performing assets (1)          $3,444   $2,864   $2,984   $2,647   $3,226

Loans accruing, but past due 30 to
  89 days, as a percentage of total
  loans, net of unearned income            1.50%    2.17%    0.46%    0.61%    1.25%

Non-accrual loans as a percentage of
  total loans, net of unearned
  income                                   1.34%    0.99%    2.28%    1.71%    1.95%

Non-performing assets as a percentage
  of total assets                          1.06%    1.39%    1.93%    1.83%    2.48%
________________

(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) foreclosed real estate and
     (iii) restructured loans. All loans, except for loans that are insured for credit loss, are place on non-accrual status upon becoming 90 days past due in either principal or income.

     Restructured loans are loans whose terms have been modified, because of a deterioration in the financial position of the borrower, to provide for a reduction of either interest or principal. At December 31, 1996, there was one restructured loan in the amount of $79,017 and the same restructured loan at December 31, 1995 in the amount of $84,517.

     At December 31, 1996, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table herein, under the category "Loan Portfolio
Composition." "Loan concentrations" are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

     Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

     Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1996, all identified potential problem loans were included in the preceding table except for $470,000 of loans included on the Bank's internal watch list.

     The bank had no credit exposure to "highly leveraged transactions" at December 31, 1996, as defined by the Federal
Reserve Board.

Allowances for Loan Losses

     A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is as follows:

                                                Years Ended December 31,
                                    1996       1995       1994       1993       1992
                                                 (Dollars in Thousands)
Balance at beginning of year:    $  1,674   $  1,437   $  1,447   $  1,932   $ 1,414

  Charge-offs:
    Commercial                         90        222         56        579       784
    Real estate-mortgage              329        173         49        267       348
    Consumer                           29         10          3         24        16

      Total charge-offs          $    448   $    405   $    108   $    870   $ 1,148

  Recoveries:
    Commercial                         62        102         39         65        33
    Real estate - mortgage             24         20         32        107        11
    Consumer                            2          2          5          3         3

      Total recoveries           $     88   $    124   $     76   $    175   $    47

  Net charge-offs                     360        281         32        695     1,101
  Provision for loan losses           687        518         22        210     1,619

Balance at end of year           $  2,001   $  1,674   $  1,437   $  1,447   $ 1,932

Average loans outstanding(1)     $170,135   $133,860   $118,435   $100,235   $99,273
As a percent of average loans(1):
  Net charge-offs                    0.21%      0.21%      0.03%      0.69%     1.11%
  Provision for loan losses          0.40%      0.39%      0.02%      0.21%     1.63%
  Allowance for loan losses          1.18%      1.25%      1.21%      1.44%     1.95%

Allowance as a percent of each
  of the following:
  Total loans, net of
    unearned income                  1.03%      1.13%      1.13%      1.31%     2.09%
  Total delinquent loans
    (past due 30 to 89 days)        68.69%     52.08%    244.80%    215.33%   167.71%
  Total non-accrual loans           76.87%    114.42%     49.67%     76.44%   106.86%
_____________________

(1)  Includes non-accruing loans.

     Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. This determination necessarily includes a review of loans that are current, but for which management has determined for a variety of reasons require more careful monitoring going forward. The dollar amount charged to earnings is determined based upon several factors including: a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality; regular examination and review of the loan portfolio by regulatory authorities; analytical review of loan charge-off experience, delinquency rates, other relevant historical and peer statistical ratios; and management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.

     Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was adequate at December 31, 1996.

     The Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1996, approximately 35.98% of the allowance for loan losses is allocated to general risk to protect the Bank against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                AT DECEMBER 31,
                             1996                1995                1994                1993                 1992
                                Percent             Percent             Percent             Percent              Percent
                               of Loans            of Loans            of Loans            of Loans             of Loans
                                in Each             in Each             in Each             in Each              in Each
                               Category            Category            Category            Category             Category
                      Amount to Loans(1)  Amount to Loans(1)  Amount to Loans(1)  Amount to Loans(1)  Amount  to Loans(1)
Allocation of
  allowance for Loan
  losses:
   Commercial         $  652    42.91%    $  420    41.51%    $  692    41.59%    $  806    42.35%    $1,009     48.82%
   Mortgage              434    43.70%       336    42.82%       298    46.11%       265    45.35%       172     35.85%
   Installment           122     8.40%       110     9.92%        55     5.78%        50     6.10%        49      7.06%
   Construction           73     4.99%        64     5.75%        62     6.52%        57     6.20%        57      8.27%
   General allowance     720                 744                 330                 269                 645

     Total            $2,001              $1,674              $1,437              $1,447              $1,932

(1)  Loans, net of unearned income.

Investment Portfolio

     A summary of securities available for sale and securities held to maturity at December 31, 1996, 1995, and, 1994 follows.

                                    Securities                   Securities
                                Available for Sale            Held To Maturity
                                 at December 31,               at December 31,
                             1996      1995      1994      1996      1995      1994
                                  (In Thousands)                (In Thousands)
U.S. treasury              $ 3,465   $ 5,450   $ 6,468   $     -   $     -   $     -
U.S. government agencies    18,000     3,757     3,856    24,253     3,002         -
State and municipal         23,275     6,978         -    10,787     6,205     4,070
Mortgage-backed and asset
  backed securities(1)       4,357     2,807       635         -         -         -
Other securities(2)          4,467     1,134     1,205        25         -         -

Total amortized cost of
  securities               $53,564   $20,126   $12,164   $35,065   $ 9,207   $ 4,070

Total fair value of
  securities               $53,489   $20,359   $11,695   $35,147   $ 9,367   $ 3,979

(1) At December 31, 1996, 1995 and 1994, approximately 100% of these obligations represented U.S. Agency Issued Securities.

(2) At December 31, 1996, this was comprised mostly of a Pennsylvania community bank, Federal Home Loan Bank and
     Federal Reserve Bank Stock.

     The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1996. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.

                                                             Available for Sale
                                                             December 31, 1996
                                                               (In Thousands)

                                               After 1 Year    After 5 Years    After 10 Years
                                                   But              But             or no
                              Within 1 Year  Within 5 Years   Within 10 Years     maturity(1)        Total
                             Amount   Yield  Amount    Yield  Amount   Yield   Amount    Yield  Amount    Yield
Amortized Cost:
  U.S. treasury securities   $1,992  6.647%  $ 1,473  7.083%  $    -       0%  $     0      0%  $ 3,465  6.833%
  U.S. government agencies    1,000  6.840    11,000  6.809    5,500   7.464       500  7.070    18,000  7.018
  State and municipal             -      -         -      -        -       -    23,275  7.825    23,275  7.825
  Mortgage-Backed and asset-
    backed securities             -      -         -      -        -       -     4,357  5.873     4,357  5.873
  Other securities            3,804  6.250         -      -        -       -       663  3.938     4,467  5.907

  Total securities
     available for sale      $6,796  6.453%  $12,473  6.841%  $5,500   7.464%  $28,795  7.427%  $53,564  7.171%

                                                              Held to Maturity
                                                             December 31, 1996
                                                               (In Thousands)

                                               After 1 Year    After 5 Years    After 10 Years
                                                   But              But            or no
                              Within 1 Year  Within 5 Years   Within 10 Years    maturity(1)         Total
                             Amount   Yield  Amount    Yield  Amount   Yield   Amount    Yield  Amount    Yield
Amortized Cost:
  U.S. treasury securities   $   -       -%  $    -       -%  $     -      -%  $    -       -%  $     -       -%
  U.S. government agencies       -       -        -       -    14,981  7.488    9,272   7.576    24,253   7.522
  State & municipal            299   8.488    1,959   7.103       736  7.793    7,793   8.092    10,787   7.903
  Mortgage-backed and
    asset backed securities
  Other securities               -       -        -       -        25  7.500        -       -        25   7.500

  Total securities held
    to Maturity              $ 299   8.488%  $1,959   7.103%  $15,742  7.502%  $17,065  7.812%  $35,065   7.639%

     (1) The majority of the securities listed in this category are callable within five years.

     The Bank maintains a securities portfolio for the secondary application of funds as well as a secondary source of liquidity.

     At December 31, 1996, securities having an amortized cost of $5.0 million were pledged as collateral for public funds and other purposes as required or permitted by law.

     Neither the Company nor the Bank hold securities of any one issuer, excluding U.S. treasury and U.S. agencies, that exceeded
10% of stockholders' equity at December 31, 1996 or 1995.

Deposit Structure

     The following is a distribution of the average balances of the Bank's deposits and the average rates paid thereon for the years ended December 31, 1996, 1995 and 1994.

                                               At December 31,
                              1996               1995                 1994
                        Amount      Rate   Amount       Rate    Amount    Rate
                                        (Dollars in thousands)
Demand--non-interest
  bearing               $ 21,127   ----%   $  12,960   ----%    $ 9,735  ----%
Demand--interest-
  bearing                 68,642   3.76%      28,455   3.29%     25,546  2.35%
Savings                   11,010   3.12%      10,162   2.68%     12,572  2.43%
Time, $100,000 and
  over                     9,965   5.52%       9,221   5.77%      6,428  4.82%
Time, other              102,533   5.52%      86,908   5.59%     60,682  5.16%

  Total deposits        $213,277   4.28%   $ 147,706   4.47%   $114,963  3.78%

     The following is a breakdown, by maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1996, 1995 and 1994.

                                      Certificate of $100,000
                                      or more at December 31,
                                    1996        1995        1994
                                           (In Thousands)
Maturing in:
Three months or less              $ 2,866      $3,915      $  812
Over three through six months       2,416       1,120       1,301
Over six through twelve months      2,539         976       1,865
Over twelve months                  4,550       2,367       2,632

  Total                           $12,371      $8,378      $6,610

Long-Term Debt

     The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $718,399 and $289,940 at December 31, 1996 and 1995, respectively.

     The Bank has a flexible line of credit commitment available from the Federal Home Loan Bank for borrowings of up to approximately $9,800,000, expiring September 11, 1997. There were no borrowings under this line of credit at December 31, 1996 and 1995. The line of credit interest rate at December 31, 1996 was 7.23%.

     The Bank has other short-term borrowings from the Federal Home Loan Bank at December 31, 1996 and 1995 in the amount of $13,000,000 and $2,000,000, respectively. The December 31, 1996 balance outstanding is due in 1997, at an average interest rate of 5.41%.

     Long-term debt consisted of the following at December 31, 1996 and 1995:

                                           1996          1995

Advances from the Federal Home Loan
  Bank bearing interest at a weighted
  average rate of 5.49% and 4.89% as
  of December 31, 1996 and 1995,
  respectively                         $22,000,000    $ 4,000,000

     Maturities of long-term debt at December 31, 1996 are as follows:

               1997                    $      -
               1998                      2,000,000
               1999                      5,000,000
               2000                           -
               2001                     15,000,000

                                       $22,000,000

     The Bank has maximum borrowing capacity with the Federal
Home Loan Bank of approximately $122,490,000.  Advances from the
Federal Home Loan Bank are secured by qualifying assets of the Bank.

Financial Ratios

     The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                    Years Ended December 31,
                                  1996        1995        1994

Selected Financial Ratios:

Return on average assets            0.77%       0.51%       0.93%
Return on average stockholders'
  equity                           10.16        5.14        9.65
Return on average stockholders'
  equity and redeemable
  common stock                     10.15        5.05        9.23
Net interest margin(1)              3.72        3.84        3.97
Allowance for loan losses as
  a percentage of loans, net
  of unearned income                1.03        1.13        1.13
Allowance for loan losses as a
  percentage of non-accrual loans  76.87      114.42       49.67
Non-accrual loans as a
  percentage of total loans         1.34        0.99        2.28
Non-performing assets as a per-
  centage of total assets(2)        1.06        1.39        1.93
Net charge-offs as a
  percentage of average loans,
  net of unearned income            0.21        0.21        0.03
Tier 1 capital to risk-
  weighted assets(3)(4)            10.39       12.43       15.69
Leverage ratio(3)(4)(5)             6.82        9.30       11.93
Total capital to risk-
  weighted assets(3)(4)            11.44       13.58       16.95
Total stockholders' equity
  to total assets(6)                7.57        9.99        9.65
Total stockholders' equity
  and redeemable common stock
  to total assets(6)                7.58       10.17       10.08
Dividend payout ratio              22.86       36.81       15.37

Per Share Data:
Earnings per share(7)(10)         $ 0.91      $ 0.43      $ 0.75
Cash dividends declared
  per share(10)                   $ 0.21      $ 0.16      $ 0.12
Book value per share
  (including allowance for
  loan losses)(8)(9)(10)          $10.48      $ 9.72      $ 9.11
Book value per share
  (excluding allowance for
  loan losses)(8)(9)(10)          $ 9.52      $ 8.91      $ 8.41
Average shares
  outstanding(9)(10)           2,069,796   2,069,560   1,741,850

(1) Represents net interest income as a percentage of average total interest-earning assets, calculated on a full tax-equivalent basis.

(2) Non-performing assets are comprised of (i) loans which are on a nonaccrual basis (loans which are contractually past due 90 days or more as to interest or principal payments and which are not insured for credit loss), (ii) foreclosed real estate (assets acquired in foreclosure) and
     (iii) restructured loans.

(3) Based on Federal Reserve Board risk-based capital guidelines.

(4) Redeemable common stock has been excluded from this computation for 1995 and 1994.

(5) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(6)  Based upon average balances for the respective year.

(7) Based upon average shares and common share equivalents outstanding.

(8) Based upon total shares issued and outstanding at the end of each respective year.

(9)  Including redeemable common stock.

(10) Average shares outstanding and per common share data are adjusted for all stock dividends and stock splits effected through December 31, 1996.

Item 2.  DESCRIPTION OF PROPERTY

     All property is owned or leased by the Bank. The Company does not own or lease any property. As of December 31, 1996, the Bank owned, in fee, one property--the land and building at the site of its branch location at High and Wilson Streets, Pottstown, Montgomery County, Pennsylvania.

     The Bank leases the land upon which it constructed the branch office it owns on Route 422 East and Gibraltar Road, Exeter Township, Berks County, Pennsylvania. This lease expires in June of 1999 and has renewal options for twenty years thereafter. The lease expense for this land was $42,738 and $43,631 in 1995 and 1996, respectively. The lease expense for 1997 will be $44,940. The Bank also leases land located on State Hill Road, Wyomissing Hills, Berks County, Pennsylvania, upon which it constructed its Wyomissing Hills branch. The total term of the lease of the land upon which it constructed the Wyomissing Hills facility is twenty-nine years, eleven months, expiring November, 2024. The lease expense for 1995 and 1996 was $37,100 and $40,986, respectively. The lease expense for 1997 will be $42,052.

     The Bank also leases the land upon which it is currently constructing its Muhlenberg Township branch. The branch is expected to open March 29, 1997. The total term of the lease is three years, expiring November, 1999. At the conclusion of the lease, the Bank will purchase the land for $375,000. The monthly lease payments are fixed at $3,750 per month until the end of the lease. The Bank also leases the land upon which it is currently constructing its Cumru Township branch. The branch is expected to open May 3, 1997. The total term of the lease is ten years, expiring in January, 2007. At the conclusion of the lease, the Bank will purchase the land for $400,000. The monthly lease payments are fixed at $4,000 until the end of the lease.

     The Bank also leases space for its main branch and executive/administrative offices at 400 Washington Street, Reading, Pennsylvania. The space consists of a first floor location for the Bank branch and office space on the second, eighth, ninth and twelfth floors for lending and operations staff. The space is leased under separate leases that, in the aggregate, required annual lease payments of $164,297 and $158,896 in 1996 and 1995, respectively, and will require lease payments of $134,813 in 1997. The leases expire at various dates through 1998. The Bank has options to renew the terms of the leases for additional periods.

     The Bank leases space for its Mortgage Center and Loan Office at Two Woodland Road in Wyomissing, Pennsylvania. The lease expires in February of 1998 and has three renewal options of one year each. The annual lease expense in 1996 and 1995 was $39,000 and $32,500, respectively. The lease expense for 1997 will be $40,000.

     The Bank also is leasing space for a Mortgage Center and Loan Office at 108 East Main Street, Schuylkill Haven, Schuylkill County, Pennsylvania. The lease expires in November of 1997 and has four additional extensions of six months each. The annual lease expense in 1996 was $450. The lease expense for 1997 will be $4,950.

     In addition to its branches and offices, the Bank operates a "free standing" automated teller machine at a location owned by St. Joseph's Hospital, Reading, Pennsylvania.

Item 3.  LEGAL PROCEEDINGS

     The Company from time to time is a party (plaintiff or defendant) to lawsuits which are in the normal course of the Company's business. While any litigation involves an element of uncertainty, management, after reviewing pending legal actions with its legal counsel, is of the opinion that the liability of the Company, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT"S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Shares of the Company's common stock are traded in the over-the-counter market and are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "BCBF". Herzog, Heine and Geduld, Inc., Legg Mason Wood Walker, Inc., Ryan Beck and Co., F. J. Morrissey & Co., Inc., and Wheat First Butcher Singer all make markets in the Company's common stock.

     At March 3, 1997, the total number of holders of record of the Company's common shares was 1,424.

     The table below presents the high and low trade prices reported for the Company's common shares and the cash dividends declared on such common shares for the periods indicated. The range of high and low prices is based on trade prices reported on NASDAQ.

     Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

                                                                Dividends
     Year         Quarter       High           Low              Per Share
     1996          4th         12-15/16      10-13/16             $.06
                   3rd         12-15/16      11-7/8                .05
                   2nd         12-11/16      11-7/8                .05
                   1st         15-3/4        12-1/16               .05

     1995          4th          9-3/4         8-1/2                .04
                   3rd          9-3/4         8-3/4                .04
                   2nd         10-1/8         9-5/16               .04
                   1st         11-1/16        9-5/8                .04

     All price information in the table has been adjusted retroactively to reflect a 5% stock dividend paid on October 23, 1995 and a 6 for 5 stock split paid on November 19, 1996.

     For certain limitations on the Bank's ability to pay dividends to the Company, see "Description of Business -
Supervision and Regulation" hereof and Note 18 to "Notes to Consolidated Financial Statements."

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition Highlights

     BCB Financial Services Corporation's (the "Company's") total assets increased 57.0% from $206.7 million at December 31, 1995 to $324.5 million at year-end 1996. During the same period, net loans increased by 31.3% to $192.1 million, and securities increased by 199.5% to $88.6 million. The increase in securities was due primarily to the net purchase of $33.1 million in available for sale securities and $25.9 million in held to maturity securities as part of an arbitrage strategy by the Bank to increase earnings. Cash and amounts due from banks, interest-bearing deposits (which are held at the Federal Home Loan Bank, "FHLB"), and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $11.0 million to $31.7 million at December 31, 1996 from $20.7 million at December 31, 1995, primarily due to a greater amount of growth in deposits during 1996 than the amount of growth in loans and securities. Amounts due from mortgage investors increased from $3.2 million at year-end 1995 to $3.5 million at year-end 1996. These amounts represent loans originated by the Bank for other mortgage investors/ lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to twenty-one days after origination. Bank premises and equipment, net of accumulated depreciation, increased from $3.5 million at year-end 1995 to $4.4 million at year-end 1996. The increase of $0.9 million was mainly attributable to the acquisition of land for construction of two new branch sites in Muhlenberg and Shillington. These offices are expected to open in the first and second quarters of 1997, respectively.

     Foreclosed real estate decreased from $1.3 at December 31, 1995 to $0.8 million at December 31, 1996. Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Total liabilities increased by $116.6 million, or 62.0%, from $188.2 million at year-end 1995 to $304.8 million at December 31, 1996. During this period, deposits increased by 46.9% from $179.9 million at year-end 1995 to $264.3 million at December 31, 1996. The deposit mix changed considerably during 1996 because the Bank placed greater emphasis upon the generation of money market deposits which was accomplished due to raising the rate of interest paid for money market deposits and by offering no-fee, "free" personal and business checking while most competitors charged fees for these products. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $66.1 million, or 87.1% from $75.9 million at December 31, 1995 to $142.0 million at December 31, 1996. As a percentage of total deposits, aggregate demand and savings deposits increased from 42.2% at December 31, 1995 to 53.7% at December 31, 1996. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased $18.2 million or 17.5% from $104.1 million at year-end 1995 to $122.3 million at December 31, 1996. As a percentage of total deposits, certificates of deposit decreased from 57.8% at December 31, 1995 to 46.3% at December 31, 1996. The proceeds from the increase in deposits were used to fund new loans, new security purchases and increases in bank premises and equipment. Other borrowed funds increased $11.4 million from $2.3 million at year-end 1995 to $13.7 million at year-end 1996. The increase was primarily the result of $11.0 million in net new FHLB advances with a maturity date of less than one year. Long-term borrowed funds increased $18.0 million from $4.0 million at year-end 1995 to $22.0 million at year-end 1996. This increase was as a result of $18.0 million in new FHLB advances with a maturity date greater than one year. The Company increased its FHLB borrowings as part of an on-going arbitrage strategy to increase earnings, while also managing interest-rate risk and liquidity.

     Stockholders' equity increased $1.4 million or 7.7% to $19.7 million at December 31, 1996, compared to $18.3 million at December 31, 1995. The increase in stockholders' equity is primarily attributable to the net income earned in 1996, net of cash dividends declared of $0.4 million, and the transfer of redeemable common stock into stockholders' equity. The Company transferred 12,539 shares back to stockholders' equity from redeemable common stock due to the expiration of the three-year rescission period applicable to the sale of shares in unregistered transactions several years ago. The change in net unrealized appreciation (depreciation) on securities available for sale, net of taxes, went from $156,670 appreciation at December 31, 1995 to ($49,408) depreciation at December 31, 1996. FASB statement number 115 requires companies to record the net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes, as an adjustment to stockholders' equity. Thus, when interest rates rise, the fair value of debt securities generally declines, thereby reducing equity. When interest rates fall, the fair value of debt securities generally increases, thereby increasing equity.

     Retained earnings increased by $1.5 million from $3.2 million at December 31, 1995 to $4.7 million at December 31,
1996. The increase was the result of $1.9 million of net earnings, less the declaration of $0.4 million in cash dividends.

Results of Operations for the Years Ended
December 31, 1996 and 1995

Overview

     The Company's net income for the year-ended December 31, 1996 was $1.9 million, increasing by 111.1 %, from $0.9 million for 1995. The increase in net income for 1996 compared to 1995 was largely attributable to an increase in net interest income. This increase was a result of several arbitrage strategies implemented by the asset/liability committee.

Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Company's net interest income, calculated on a tax-equivalent basis, increased $2.3 million, or 35.9%, to $8.7 million during 1996 from $6.4 million during 1995. The increase in net interest income was primarily due to an increase in average interest-earning assets and a decrease in average rates paid on average interest-bearing liabilities. Interest income, on a tax-equivalent basis, increased $5.1 million, or 38.1%, from $13.4 million in 1995 to $18.5 million in 1996, while interest expense increased $2.8 million, or 40.0%, from $7.0 million in 1995 to $9.8 million in 1996.

     Net interest margin decreased 12 basis points to 3.72% for the year-ended December 31, 1996 compared to 3.84% for the year-ended December 31, 1995, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased in 1996 due primarily to a decrease in the average yield on interest-earning assets -- specifically loans. This was due in large part to the prime rate dropping 25 basis points in February of 1996 from 8.50% to 8.25% and increased competition for small business and personal loans. In 1996, the average yield on interest-earning assets, on a tax-equivalent basis, decreased 17 basis points, or 2.1%, to 7.91% compared to 8.08% for the prior year-ended December 31, 1995.

     To the extent that the Company chooses to invest in tax-free securities or extend tax-free loans, the Company's tax expense can be reduced from the statutory rate of 34% to an effective rate below that level. The amount of tax that is saved by the acquisition of tax-free assets is included in interest income for purposes of calculating the tax-equivalent yield on earning assets. During 1996, the Company significantly increased its investments in State and Municipal Securities, which are substantially tax-free, except for the disallowance of the deduction of twenty percent of interest expense on deposits or liabilities used to fund these investments, in accordance with the Federal tax laws governing bank qualified securities.

     Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The Average Balances, Average Rates, and Net Interest Margin table provides an analysis of net interest income on a tax-equivalent basis, setting forth for the periods
(i) average assets, liabilities and stockholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities,
(iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets). See "Description of Business - Average Balances, Average Rates, and Net Interest Margin."

     The Company's total interest income on a tax-equivalent basis increased by $5.1 million during 1996 over the previous year from $13.4 million in 1995 to $18.5 million in 1996. Interest and fees on loans increased $2.7 million, from $11.3 million at December 31, 1995 to $14.0 million at December 31, 1996, which was as a result of an increase in average loan volume, from $133.9 million at December 31, 1995, to $170.1 million at December 31, 1996. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $2.5 million, from $1.4 million in 1995, to $3.9 million in 1996. This increase in investment income was the result of a combination of an increase in the average balance of securities owned in 1996 versus 1995, from $20.6 million to $53.3 million, and an increase in the tax-equivalent yield on the average balance in securities held, from 7.01% in 1995 to 7.36% in 1996. The increase in yield was largely the result of the Company's strategy to increase its holdings in State and Municipal securities located primarily in the Commonwealth of Pennsylvania, many of which are school district obligations with underlying insurance, and carrying a triple A rating by Moodys or a triple A rating by Standard and Poor. The Company has elected during the past several years to maintain the bulk of its excess liquidity in an interest-bearing account at the Federal Home Loan Bank of Pittsburgh instead of selling it overnight as Federal Funds Sold. By doing this during 1996, the Company increased its yield on its deposits at the FHLB by 10 basis points over what it could have earned in Federal Funds Sold, an average yield of 5.32% versus 5.22%. Plus, the FHLB affords the Company the protection of an AAA/Aaa rated institution by Moodys and Standard and Poor, since it is a quasi-Federal government agency.

     The Company's total interest expense increased $2.8 million, or 40.0%, to $9.8 million in 1996 from $7.0 million in 1995.
This increase was due to an increase in the volume of average interest-bearing liabilities of $61.7 million, or 43.2%, to $204.7 million for the year-ended December 31, 1996 versus $143.0 million for the year-ended December 31, 1995. The average rate paid on interest-bearing liabilities decreased 12 basis points, or 2.4%, from 4.91% for 1995 compared to 4.79% for 1996. This decrease reflected a shift of the Bank's customers deposit mix from higher cost certificates of deposit to lower yielding money market savings and checking in 1996 versus 1995.

     In September of 1996 the Company elected to increase the rate on money market savings deposits to 4.20% APY (annual percentage yield). The Company has guaranteed a minimum of that APY for all money market savings accounts opened as of December 31, 1996 and having balances of $1,000 or more, through June 30, 1998. The Bank's total balance in money market savings deposits increased $48.3 million during 1996, or 114.2% from $42.3 million at December 31, 1995, to $90.6 million at December 31, 1996. While this strategy contributed to the increase in the Company's interest expense during 1996, the Company believes that in the long run the average rate paid on money market savings deposits will be significantly below the average rate paid on certificates of deposit, justifying the above-market money market deposit rates. At December 31, 1995, total money market savings deposits were 23.5% of total deposits and 26.2% of total interest-bearing deposits. At December 31, 1996, the percentage that total money market savings deposits were of total deposits and total interest-bearing deposits, increased to 34.3% and 38.5%, respectively.

     Interest expense on certificates of deposit increased $0.8 million, or 14.8%, from $5.4 million during 1995 to $6.2 million in 1996. This increase was due to an increase in the average volume of certificates of deposit in the amount of $16.4 million, or 17.1%, from $96.1 million in 1995 to $112.5 million in 1996.

     Interest expense on other borrowed funds and long-term borrowings increased in 1996 to $0.7 million from $0.4 million as the average balance increased to $12.5 million in 1996 from $8.2 million in 1995. The increase, along with the increase in deposits and other borrowed funds, funded purchases of securities and loans as part of an on-going arbitrage program that's primary purpose was to increase earnings while also managing interest-rate risk and liquidity. Another integral part of this strategy was to aggressively promote "free" non-interest bearing business and personal demand (checking) accounts. This strategy is continuing throughout 1997 in an on-going effort by the Company to lower its overall cost of funds. During 1996, the Bank enjoyed a great deal of success in attracting non-interest bearing business and personal demand (checking) deposits, as the balance increased from $18.4 million at December 31, 1995 to $29.0 million at December 31, 1996, an increase of $10.6 million, or 57.6%. On an average balance basis, the increase from 1995 to 1996 was $8.1 million, or 62.3%, from $13.0 million in 1995 to $21.1 million in 1996. To the extent the Company is successful in increasing its non-interest bearing deposits as a percentage of total deposits, it should help mitigate any increase in interest rates on savings accounts and certificates of deposits acquired to fund earning assets in the future.

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The Rate/Volume Analysis of Changes in Net Interest Income table sets forth an analysis of volume and rate changes in net interest income. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate. See "Description of Business - Rate/Volume Analysis of Changes in Net Interest Income."

Provision for Possible Loan Losses

     The provision for possible loan losses is charged to operations to bring the total allowance for possible loan losses to a level considered appropriate by management. The level of the allowance for possible loan losses is determined by management of the Bank based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors (See discussion under "Asset Quality"). The provision for loan losses was $687,000 for 1996 compared to $517,500 for 1995.

     The reason for the increase in 1996 was to replace that portion of the allowance for possible loan losses used to fund loan charge-offs, net of recoveries, in 1996 of $360,445 as well as to build the allowance for possible loan losses to a level deemed to be satisfactory given the growth in the size of the loan portfolio during 1996. Non-performing assets were 1.06% of total assets at December 31, 1996, compared to 1.39% at December 31, 1995. Delinquencies were down to 2.7% at
December 31, 1996, from the 3.2% ratio at December 31, 1995.

Other Income

     Non-interest income increased $334,423, or 33.1%, from $1,010,196 in 1995 to $1,344,619 in 1996. The increase was due primarily to a $210,460 increase in customer service fees for services such as merchant card fee income, overdraft and NSF (non-sufficient funds) charges, safe deposit box rentals, and other miscellaneous fees which are primarily deposit driven. The increase in customer service fees was nearly proportional to the increase in the Bank's average total deposits. Also, income from mortgage banking activities increased $100,057, or 18.7%, from $533,704 in 1995 to $633,761 in 1996, due to an increase in investors' mortgage commitments in 1996. Effective January 1, 1996 the Company was required to adopt FASB statement number 122 "Accounting for Mortgage Servicing Rights". The effect of this adoption did not have a material impact on the Company's financial position and results of operations in 1996.

Other Expenses

     Total other expenses increased $1,033,138, or 19.1%, from $5,423,088 in 1995 to $6,456,226 in 1996. Salaries, wages and employee benefits increased $481,228, or 20.4%, from $2,363,243 in 1995 to $2,844,471 in 1996. Occupancy expenses increased $89,869, or 18.7%, from $480,156 in 1995 to $570,025 in 1996.

     Equipment expenses increased $37,148, or 9.7%, from $382,289 in 1995 to $419,437 in 1996. The primary reason why salaries, wages, employee benefits, occupancy and equipment expenses increased during 1996 was the growth of the Bank. Other operating expenses increased $424,893, or 19.3%, from $2,197,400 in 1995 to $2,622,293 in 1996. Other operating expenses encompasses all expenses not otherwise categorized, and includes items such as third-party data processing costs for ATM machines and payroll, FDIC insurance premiums, professional fees, advertising costs, insurance and other miscellaneous expenses.

     Starting January 1, 1996, the FDIC insurance premiums for all well-capitalized banks, such as Berks County Bank, were reduced to $2,000 a year, resulting in a reduction in FDIC premium expense of $119,098 in 1996. However, beginning
January 1, 1997, banks will be required to help pay for the FICO obligation interest payments at the rate of 1.29 cents per $100 in deposits. Estimated at December 31, 1996, the FICO assessment will be approximately $30,000 for 1997. This will continue through the year 1999 and then starting January 1, 2000, the interest payments will be paid pro-rata by banks and thrifts.

     Advertising expense increased 85.8%, from $319,672 in 1995 to $593,925 in 1996. The Company elected to increase its advertising expenses in order to increase its market share in response to opportunities resulting from the large number of mergers and bank name changes, the most notable of which was Corestates' acquisition of Meridian in the second quarter of 1996 and also to place greater marketing emphasis upon certain products (free business checking, free personal checking and money market savings).

     During the normal course of operations, it becomes necessary for the Bank to take possession of real estate collateral associated with non-performing loans. Until that real estate is disposed of through a sale, the Bank often must incur maintenance, repair, taxes and other expenses in order to protect the value of that real estate. These costs, plus losses on the sale of foreclosed real estate totaled $300,892 in 1996 versus $222,064 in 1995, an increase of $78,828, or 35.5%. EDP outsourcing and MAC fees increased $114,448, or 45.3%, from $252,794 in 1995 to $367,242 in 1996. The increase was due largely to the growth of the Bank and the introduction of the BCB Check card in January, 1996.

     Professional fees decreased $99,926, or 38.3%, from $260,732 at December 31, 1995 to $160,806 at December 31, 1996. The reason for the decrease was due in large part to the Company accruing for anticipated legal fees on foreclosed assets in 1995 that settled in 1996.

     Office supplies and expense increased 8.7%, from $342,358 in 1995 to $372,149 in 1996. This increase was attributable to the growth of the Bank in 1996.

Provision for Income Taxes

     The provision for federal income taxes increased $96,215, or 28.6%, to $432,566 in 1996 from $336,351 in 1995. The effective tax rates for the years ended December 31, 1996 and 1995 were 18.52% and 27.15% respectively. The significant decrease in 1996's effective tax rate from the statutory tax rate of 34% and 1995's effective tax rate was due to the significant increase in tax-exempt interest income earned on bank-qualified municipal securities. Tax-exempt income increased $819,766, or 200%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. A reconciliation of the statutory income tax at a rate of 34% to the income tax expense for 1996 and 1995 is included in footnote No. 8 to the consolidated financial statements.

Asset Quality

     Non-performing assets as a percentage of total assets decreased 23.7% from 1.39% at December 31, 1995 to 1.06% at December 31, 1996. Non-performing assets increased 20.3%, from $2,862,794 at December 31, 1995 to $3,443,825 at December 31,
1996. The ratio of the allowance for possible loan losses to non-performing assets was 58.5% at December 31, 1995 compared to 58.1% at December 31, 1996. Non-performing assets are comprised of non-accrual loans, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

     The balance in the allowance for possible loan losses was $2,000,612, or 1.03% of total loans, at December 31, 1996. At December 31, 1995, the balance in the allowance for possible loan losses was $1,674,057, or 1.13%, of total loans. The balance in the allowance for possible loan losses was 1.83% of total loans excluding residential mortgages at December 31, 1996, compared to 1.98% at December 31, 1995. It has been the Bank's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than its commercial loan portfolio. At December 31, 1996, 43.7% of the Bank's loan portfolio was in residential mortgage loans, compared to 42.8% at December 31, 1995.

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

     - a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio;

     - analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical ratios;

     - management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio;

     - regular examinations and reviews of the loan portfolio by the bank regulators.

     When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     Management believes the allowance for possible loan losses was adequate to cover risks inherent in its loan portfolio at December 31, 1996. However, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

Interest-rate Risk Management

     Interest-rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Bank typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less. Maintaining an appropriate match is a method of avoiding wide fluctuations in net-interest margin during periods of changing interest rates.

     The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and, a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive asset repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

     The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the Bank dependable and steady growth in net interest income regardless of the behavior of interest rates in the economy.

     The Interest Rate Sensitivity Analysis table presents a summary of the Bank's interest rate sensitivity at December 31, 1996, calculated on a beta-adjusted basis. For purposes of this table, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are pre-paid before their maturity date, even without regard to interest rate fluctuations. See "Description of Business - Interest Rate Sensitivity Analysis."

     However, shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the Interest Rate Sensitivity Analysis table.

     The traditional static GAP analysis implicitly assumes that the interest rates on all assets and liabilities that reprice within a given repricing period change by the same amount as the change in the market interest rate of the same duration. For example, if the Federal funds rate increased by 100 basis points, a static GAP model assumes that the prime rate and the rate paid on money-market deposits will each change by 100 basis points. However, experience suggests that such an analysis is not accurate. For example, if the Federal funds rate changes by 100 basis points, the prime rate may only change by 90 basis points and the rate paid on money-market accounts may only change by 40 basis points. More sophisticated asset/liability management models attempt to adjust for this defect in the static GAP model. Accordingly, the Bank measures its interest-rate risk by conducting various analyses in addition to the traditional static GAP report, including repricing matrices, beta-adjusted GAP reports, simulation modeling and duration analyses.

     Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of .75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability. A beta is assigned to each key rate for each asset and liability account; and, the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of December 31, 1996 indicate that despite the negative GAP balance shown in the Interest Rate Sensitivity Analysis table, the Bank does not have material interest-rate risk in the event that interest rates rise or fall as much as 300 basis points over the next twelve months.

Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at December 31, 1996 was 10.39% compared to 12.43% at December 31, 1995. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at December 31, 1996 was 11.44% compared to 13.58% at December 31, 1995. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At December 31, 1996, the Company's leverage ratio was 6.82% versus 9.30% at December 31, 1995. The Company is categorized as "well capitalized" under applicable Federal regulations. The Company plans to accept voluntary cash contributions under its dividend reinvestment program, beginning March, 1997, to support the future growth of the Company and maintain the Company's leverage ratio above the regulatory requirement for well-capitalized banks. The Company's capital performance, as measured by its return on average equity ratio
(ROAE), increased to 10.15% in 1996 from 5.05% in 1995. This increase was caused by the increase in earnings from 1995 to 1996.

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $2,900,000 of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration. In December 1996, the Company declared a $.06 per share cash dividend to stockholders of record on January 2, 1997, payable January 20, 1997.

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

     These liquid assets totalled $35.0 million at December 31, 1996 compared to $24.1 million at December 31, 1995. Maturing and repaying loans are another source of asset liquidity. At December 31, 1996, the Bank estimated that an additional $24.1 million of loans will mature or repay in the next six-month period ended June 30, 1997.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At December 31, 1996, the Bank had approximately $98.5 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $70.4 million at December 31, 1995. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

     Liquidity can be further analyzed by reference to the Consolidated Statements of Cash Flows. See "Consolidated Financial Statements". Net cash provided by (used in) operating activities during the years ended December 31, 1996 and 1995 was $3.0 million and ($0.7) million, respectively. The increase from 1995 to 1996 was due primarily to higher net income and an increase in accrued interest payable and other liabilities. The Company's cash flows from financing activities increased from $50.3 million during the year-ended December 31, 1995 to $113.4 million in 1996, primarily due to increased deposits and the net proceeds from long-term debt and other borrowed funds. The net increase in deposits was $55.7 million in 1995 versus a net increase of $84.4 in 1996. The Company utilized $115.1 million in cash for investing activities in 1996 compared to $47.3 million in 1995. The increase in cash utilized for investing activities was primarily due to an increase in loans originated for the portfolio in 1996 versus 1995 and the purchase of $64.3 million in securities. The changes in cash flows resulted in a net increase of internally generated cash of $1.3 million during the year-ended December 31, 1996 compared to a net increase in 1995 of $2.3 million.

     Capital expenditures that are anticipated for 1997 include approximately $500,000 for site improvement and construction of a full-service branch in Muhlenberg Township, Pennsylvania as well as approximately $700,000 for site improvement and construction of a full-service branch facility in a Cumru Township, Pennsylvania. These cost estimates also include furniture, fixtures and equipment costs necessary to operate these offices.

Effects of Inflation

     The Bank's asset and liability structure is primarily monetary in nature. As such, the Bank's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have a significant impact on financial performance, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index.

Future Outlook

     During 1997, we will continue to offer basic banking through our soon-to-be six full service offices in Berks and Montgomery Counties and our three Loan Production Offices in Berks, Montgomery and Schuylkill counties. Absent a continuation of the extreme circumstances and unprecedented growth opportunities of the past year or so which occurred due to the takeover of several of this area's dominant banks like Meridian and Midlantic by out-of-area "giants" like CoreStates and PNC, Berks County Bank should return to a more normal growth pattern. Projections, which are of course subject to change, provide for continued steady growth in existing branches. Future growth projections include the opening of "Muhlenberg" and "Shillington" offices in early 1997 and the addition of one or two new offices a year thereafter in Berks or the contiguous counties of Chester, Lancaster, Lebanon, Lehigh, Montgomery and Schuylkill. Having just stated our most likely course of future growth, we can assure you with confidence that Berks County Bank is a company whose Board of Directors and Management is prepared to respond to new opportunities which may arise from time to time. One such near term opportunity may be to offer our services to the fine customers of Dauphin Deposit/Bank of Pennsylvania who may choose not to continue banking with those institutions should their announced merger and ultimate ownership by a foreign bank be consummated as recently reported. We are pleased to report that the following additions to our products and services have been approved by the Bank and are likely to be implemented in the near future.

BCB "Classic" Club

     A club for Bank Customers 50 years of age and better which offers a package of affordable financial services.

Trust Services

     Beginning in March, Berks County Bank will be able to offer
Trust Services to customers through an affiliation with a local trust company.

Voice Response System

     Will allow customers to access Deposit and Loan information and conduct certain transactions after normal banking hours.

Free Personal and Business Checking

     Guaranteed "FREE CHECKING" for individuals and small and medium-sized businesses has been extended until the year 2000!

Automated Teller Terminals

     Scheduled to be installed in February, terminals will provide accurate processing of transactions and more prompt recording of over-the-counter transactions.

Additional Loan Production Offices

     We plan to open additional loan production offices to assure greater convenience for prospective residential mortgage and commercial loan customers outside of Berks County.

     We believe that 1997 holds great opportunity for Community
Banks such as Berks County Bank.

A Review of 1996

January

     Berks County Bank was featured for our personal approach to banking in the January issue of Income Opportunities.

     Established a Private Banking Group to service the special banking needs of high income and high net worth individuals.

     Introduced the BCB Check Card, the card that looks like a VISA card but acts like a check. This new service allows BCB checking account customers the ability to purchase goods or service anywhere that accepts VISA by simply deducting funds directly from their BCB checking account. The card also acts as an ATM card, giving customers worldwide access to funds at over 200,000 ATM locations.

February

     Introduced Veterans Administration (VA) Loans.

     Became an Automated Clearing House (ACH) Originator, giving business customers the ability to offer their employees' the added benefit of direct deposit of payroll to the financial institution of the employee's choice.

March

     Announced first quarter cash dividend of $.06 per share, an increase over the 1995 cash dividend of $.05 per share per quarter.

     Allocated $1,000,000 to the BCB Community Partnership Loan
Program, a special residential mortgage program designed to assist low to moderate income families with the purchase of a home.

April

     Held Annual Shareholders' Meeting at the Berkshire building in Reading.

     Introduced Home Equity Conversion Mortgages (HECM).
Commonly called Reverse Mortgages, this product enables homeowners age 62 and over to supplement their monthly income by using the equity in their home.

May

     Reading Office deposits exceed $80,000,000.

June

     Introduced Leasing Services as a financing option for business customers, through our affiliation with Business Lease
Consultants.

July

     Pottstown Office deposits exceed $30,000,000.

August

     BCB began participation in the Automated Mortgage
Underwriting System which provides faster residential loan approvals - often loans can be approved the same day as the application.

September

     Increased the annual percentage yield to 4.20% APY on the popular Money Market Account for balances of $1,000 or more - this rate is guaranteed through June 30, 1998.

     Received approval from the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking to open two new full service offices in 1997:

     The Muhlenberg Office         The Shillington Office
     4453 Fifth Street Highway     Routes 222 and 724
     Muhlenberg Township           K-Mart Shopping Center
                                   Cumru Township

     Introduced "Old-time" Christmas and Vacation Club Coupon
Books - The Way They Used to Be!

October

     Announced a 6 For 5 Stock Split for Shareholders of record as of November 5, 1996.

November

     Total Bank Assets Exceed $300 Million!

     BCB becomes a designated Small Business Administration (SBA)
"Certified Lender", resulting in faster approval on loans to small businesses.

December

     Voluntary Cash Contribution Feature Added to Dividend
Reinvestment Plan, allowing participants the opportunity to purchase up to $1,000 of "BCBF" stock on a quarterly basis, without having to pay commissions and fees.

     Bank opens first office in Schuylkill County - a Loan
Production Office.

     Exeter Office's deposits exceed $80,000,000.

     Wyomissing and Pottstown Offices Exceed 5 Year Deposit
Projections in Less Than 2 Years.

Item 7.  FINANCIAL STATEMENTS

To the Board of Directors
BCB Financial Services Corporation
Reading, Pennsylvania

     We have audited the accompanying consolidated balance sheets of BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank, as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank, as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   BEARD & COMPANY, INC.


Reading, Pennsylvania
January 31, 1997

              BCB Financial Services Corporation and
                  Its Wholly-Owned Subsidiary,
                       Berks County Bank

CONSOLIDATED BALANCE SHEETS

December 31,                               1996          1995

ASSETS
Cash and due from banks               $  8,984,814  $  7,656,846
Interest-bearing deposits with banks    21,407,097    10,043,324
Federal funds sold                       1,290,000     3,045,000
Securities available for sale           53,488,975    20,359,157
Securities held to maturity,
  fair value 1996 $35,147,354;
  1995 $9,366,552                       35,065,480     9,207,069
Loans receivable, net of allowance
  for loan losses 1996 $2,000,612;
  1995 $1,674,057                      192,147,673   146,290,946
Mortgage loans held for sale               609,397       452,900
Due from mortgage investors              3,478,353     3,204,383
Premises and equipment, net              4,394,797     3,494,618
Accrued interest receivable              2,129,185     1,226,026
Foreclosed real estate                     761,500     1,315,532
Deferred income taxes                      245,935       208,712
Prepaid expenses and other assets          519,096       168,752

          Total assets                $324,522,302  $206,673,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing     $ 29,048,391  $ 18,421,557
     Demand, interest bearing          100,846,581    48,024,548
     Savings                            12,123,061     9,418,076
     Time deposits                     122,305,298   104,073,689

          Total deposits               264,323,331   179,937,870

     Accrued interest payable and
       other liabilities                 4,776,903     2,020,915
     Other borrowed funds               13,718,399     2,289,940
     Long-term debt                     22,000,000     4,000,000

          Total liabilities            304,818,633   188,248,725

Redeemable common stock, issued
  and outstanding
  1995 12,539 shares                          -          129,969

Stockholders' equity:
  Common stock, par value $2.50 per
     share; authorized 3,000,000
     shares; issued and outstanding
     1996 2,070,385 shares;
     1995 1,710,389 shares               5,175,963     4,275,973
  Surplus                                9,876,483    10,628,354
  Retained earnings                      4,700,631     3,233,574
  Net unrealized appreciation
     (depreciation) on securities
     available for sale, net of taxes      (49,408)      156,670

          Total stockholders' equity    19,703,669    18,294,571

          Total liabilities and
            stockholders' equity      $324,522,302  $206,673,265

____________

See Notes to Consolidated Financial Statements

              BCB Financial Services Corporation and
                  Its Wholly-Owned Subsidiary,
                       Berks County Bank

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                   1996          1995

Interest income:
  Loans receivable, including fees $ 14,011,402 $ 11,294,430 Interest and dividends on securities:
     U.S. Treasury                         261,188       382,213
     U.S. Government agencies and
       corporations                      1,769,959       397,286
     State and political subdivisions,
       tax-exempt                        1,229,519       409,753
     Dividends                             118,561        77,520
  Interest-bearing deposits with banks     430,748       560,385
  Interest on federal funds sold           121,305        72,995

          Total interest income         17,942,682    13,194,582

Interest expense:
  Deposits                               9,134,770     6,599,633
  Other borrowed funds                     302,888       140,961
  Long-term debt                           370,766       284,867

          Total interest expense         9,808,424     7,025,461

          Net interest income            8,134,258     6,169,121

Provision for loan losses                  687,000       517,500

          Net interest income after
            provision for loan losses    7,447,258     5,651,621

Other income:
  Customer service fees                    696,872       486,412
  Mortgage banking activities              633,761       533,704
  Net realized loss on sale of
     securities                               (682)      (24,020)
  Other                                     14,668        14,100

          Total other income             1,344,619     1,010,196

Other expenses:
  Salaries and wages                     2,264,875     1,895,971
  Employee benefits                        579,596       467,272
  Occupancy                                570,025       480,156
  Equipment depreciation and
     maintenance                           419,437       382,289
  Other                                  2,622,293     2,197,400

          Total other expenses           6,456,226     5,423,088

          Income before income taxes     2,335,651     1,238,729

Federal income taxes                       432,566       336,351

          Net income                  $  1,903,085  $    902,378

Earnings per common and common
  equivalent share                    $       0.91  $       0.43

Weighted average common and common
  equivalent shares outstanding          2,089,626     2,074,794

____________

See Notes to Consolidated Financial Statements

              BCB Financial Services Corporation and
                  Its Wholly-Owned Subsidiary,
                       Berks County Bank

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1996 and 1995

                                                                              Net Unrealized
                                                                               Appreciation
                                                                              (Depreciation)
                                                                               On Securities
                                        Common                    Retained       Available
                                        Stock        Surplus      Earnings       For Sale        Total

Balance, December 31, 1994            $4,001,848   $ 9,606,234   $ 3,688,970   $  (309,748)   $16,987,304
  Issuance of 2,325 shares of common
    stock upon exercise of stock
    options                                5,812        15,892          -             -            21,704
  Net change in unrealized apprecia-
    tion (depreciation) on securities
    available for sale, net of taxes        -             -             -          466,418        466,418
  Transfer of 25,557 shares from
    redeemable common stock               63,893       188,548          -             -           252,441
  Issuance of 81,768 shares of common
    stock in connection with a 5%
    stock dividend                       204,420       817,680    (1,025,603)         -            (3,503)
  Cash dividends                            -             -         (332,171)         -          (332,171)
  Net income                                -             -          902,378          -           902,378


Balance, December 31, 1995            $4,275,973   $10,628,354   $ 3,233,574   $   156,670    $18,294,571
  Issuance of 2,584 shares of common
    stock upon exercise of stock
    options                                6,460        11,690          -             -            18,150
  Net change in unrealized appreciation
    (depreciation) on securities
    available for sale, net of taxes        -             -             -         (206,078)      (206,078)
  Transfer of 12,539 shares from
    redeemable common stock               31,347        98,622          -             -           129,969
  Issuance of 344,873 shares of common
    stock in connection with a 6 for 5
    stock split, effectuated as a 20%
    stock dividend                       862,183      (862,183)       (1,381)         -            (1,381)
  Cash dividends                            -             -         (434,647)         -          (434,647)
  Net income                                -             -        1,903,085          -         1,903,085


Balance, December 31, 1996            $5,175,963   $ 9,876,483   $ 4,700,631   $   (49,408)   $19,703,669


See Notes to Consolidated Financial Statements

              BCB Financial Services Corporation and
                  Its Wholly-Owned Subsidiary,
                       Berks County Bank

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                              1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $  1,903,085   $    902,378
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Provision for loan and foreclosed real estate
       losses                                          919,613        750,744
     Provision for depreciation and amortization       376,616        337,790
     Loss on sale of equipment                           1,689         26,855
     Net realized loss on sales of securities              682         24,020
     Proceeds from sale of mortgage loans           34,709,663     33,431,124
     Net (gain) loss on sale of mortgage loans          11,587         (4,111)
     Mortgage loans originated for sale            (34,877,747)   (33,704,925)
     Net amortization of securities premiums
       and discounts                                   (74,449)       (61,812)
     (Increase) decrease in:
       Due from mortgage investors                    (273,970)    (2,232,348)
       Accrued interest receivable                    (903,159)      (378,138)
       Deferred income taxes                            68,938        (73,734)
       Prepaid expenses and other assets              (350,344)       (31,100)
     Increase in accrued interest payable and
       other liabilities                             1,523,267        304,422
          Net cash provided by (used in)
            operating activities                     3,035,471       (708,835)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                         2,882,065      1,502,786
  Proceeds from maturities of and principal
    repayments on securities available for sale      1,822,376      1,566,130
  Proceeds from maturities of securities held
    to maturity                                      1,610,000      1,200,000
  Purchases of securities available for sale       (36,916,098)   (11,543,345)
  Purchases of securities held to maturity         (27,430,400)    (5,782,475)
  Increase in interest-bearing deposits with banks (11,363,773)    (7,530,281)
  Net (increase) decrease in federal funds sold      1,755,000     (2,245,000)
  Loans made to customers, net of principal
    collected                                      (46,797,198)   (22,971,971)
  Proceeds from sales of foreclosed real estate        574,890        148,869
  Proceeds from sale of premises and equipment           3,245           -
  Purchases of premises and equipment               (1,281,729)    (1,599,364)

          Net cash used in investing activities   (115,141,622)   (47,254,651)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                          84,385,461     55,665,417
  Proceeds from (repayment of) other borrowed
    funds                                           11,428,459        (70,428)
  Proceeds from long-term debt                      22,000,000      9,000,000
  Principal payments of long-term borrowings        (4,000,000)   (14,000,000)
  Proceeds from exercise of stock options               18,150         21,704
  Cash payments for fractional shares in
    connection with stock dividend                      (1,381)        (3,503)
  Cash dividends                                      (396,570)      (311,578)
          Net cash provided by financing
            activities                             113,434,119     50,301,612

          Increase in cash and due from banks        1,327,968      2,338,126

Cash and due from banks:
  January 1                                          7,656,846      5,318,720

  December 31                                     $  8,984,814   $  7,656,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest                                     $  9,511,976   $  6,755,798
     Income taxes                                 $    490,000   $    390,091

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Other real estate acquired in settlement
    of loans                                      $    245,282   $  1,639,618

____________

See Notes to Consolidated Financial Statements

              BCB Financial Services Corporation and
                  Its Wholly-Owned Subsidiary,
                       Berks County Bank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:

     The consolidated financial statements include the accounts of BCB Financial Services Corporation ("the Company"), a bank holding company, and its wholly-owned subsidiary, Berks County Bank ("the Bank"). All significant intercompany accounts and transactions have been eliminated.

     Nature of operations:

     The Bank operates under a state bank charter and provides full banking services. The bank holding company and the Bank are subject to regulation of the Pennsylvania Department of Banking and the Federal Reserve Bank. The area served by the Bank is principally Berks, Montgomery and Schuylkill Counties in Pennsylvania.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Presentation of cash flows:

     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks.

     Securities:

     Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with adjustments to fair value, after tax, reported as a separate component of stockholders' equity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

     Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

     Loans receivable:

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

     A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Allowance for loan losses:

     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     Mortgage loans held for sale:

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by corresponding charges in the statements of income. All sales are made without recourse.

     Due from mortgage investors:

     A division of the Bank performs underwriting and origination services for various mortgage investors. As part of this program, the Bank will temporarily fund the investors' mortgage commitments for periods generally ranging from three to twenty-one days.

     Premises and equipment:

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated depreciation methods over their estimated useful lives.

     Foreclosed real estate:

     Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

     Advertising costs:

     The Bank follows the policy of charging the production costs of advertising to expense as incurred.

     Income taxes:

     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and the Bank file a consolidated federal income tax return.

     Earnings per share:

     Earnings per common and common equivalent share are computed based on the weighted average number of common shares and common equivalent shares outstanding during the year. Stock options are included as share equivalents, when dilutive, using the treasury stock method. These common stock equivalents had a dilutive effect for the years ended December 31, 1996 and 1995.

     Off-balance sheet financial instruments:

     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

     Reclassifications:

     Certain items in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation format. These reclassifications had no effect on net income.

2.   RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The total of those reserve balances was approximately $1,000,000 and $700,000 at December 31, 1996 and 1995 respectively.

3.   SECURITIES

     The amortized cost and approximate fair value of securities at December 31 were as follows:

                                                                   Gross           Gross
                                               Amortized         Unrealized      Unrealized        Fair
                                                  Cost             Gains           Losses          Value
Available for sale securities:
  December 31, 1996:
    U.S. Treasury securities                   $ 3,464,778      $    44,167      $     -         $ 3,508,945
    U.S. Government agencies and corporations   18,000,000           57,606         (75,149)      17,982,457
    States and political subdivisions           23,275,073          141,312        (219,000)      23,197,385
    Mortgage-backed and asset-backed
      securities                                 4,356,515           10,941         (35,062)       4,332,394
    Equity securities                            4,467,470              324            -           4,467,794

                                               $53,563,836      $   254,350      $ (329,211)     $53,488,975



  December 31, 1995:
    U.S. Treasury securities                   $ 5,449,850      $   112,759      $   (3,546)     $ 5,559,063
    U.S. Government agencies and corporations    3,757,021           27,813         (46,865)       3,737,969
    States and political subdivisions            6,977,585          176,908             -          7,154,493
    Mortgage-backed and asset-backed
      securities                                 2,806,806            2,860         (36,484)       2,773,182
    Equity securities                            1,134,450             -               -           1,134,450

                                               $20,125,712      $   320,340      $  (86,895)     $20,359,157


Held to maturity securities:
  December 31, 1996:
    U.S. Government agencies and corporations  $24,253,220      $   138,307      $ (217,406)     $24,174,121
    States and political subdivisions           10,787,260          173,026         (12,053)      10,948,233
    Other                                           25,000             -               -              25,000

                                               $35,065,480      $   311,333      $ (229,459)     $35,147,354


  December 31, 1995:
    U.S. Government agencies and corporations  $ 3,002,260      $    31,353      $     -         $ 3,033,613
    States and political subdivisions            6,204,809          142,378         (14,248)       6,332,939

                                               $ 9,207,069      $   173,731      $  (14,248)     $ 9,366,552

     Equity securities are principally comprised of a Pennsylvania community bank, Federal Home Loan Bank and Federal
Reserve Bank stock.

     During 1995, the Bank transferred $500,000 of securities from securities available for sale to securities held to maturity. The securities were transferred at their fair value on the date of transfer which was $4,122 more than the amortized cost of the securities. This difference, net of taxes of $1,401, was reflected as unrealized appreciation in stockholders' equity and is being amortized over the period to maturity of the respective securities.

     The amortized cost and fair value of securities as of December 31, 1996 , by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalties.

                                           Available for Sale                Held to Maturity

                                      Amortized Cost    Fair Value    Amortized Cost     Fair Value
Due in one year or less                $ 2,991,908     $ 3,017,057     $   298,906     $   301,748
Due after one year through five years   12,472,870      12,445,200       1,958,754       1,972,745
Due after five years through ten years   5,500,000       5,546,721      15,741,656      15,854,476
Due after ten years                     23,775,073      23,679,809      17,066,164      17,018,385
Mortgage-backed and asset-backed
  securities                             4,356,515       4,332,394            -               -
Equity securities                        4,467,470       4,467,794            -               -

                                       $53,563,836     $53,488,975     $35,065,480     $35,147,354

     Gross gains of $1,757 and gross losses of $2,439 were realized on sales of available for sale securities in 1996. Gross gains of $ -0- and gross losses of $24,020 were realized on sales of available for sale securities in 1995.

     Securities with an amortized cost of $4,963,000 and $3,205,000 at December 31, 1996 and 1995 respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

4.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The components of loans receivable at December 31, 1996 and 1995 were as follows:

                                   1996                 1995

Commercial                    $ 82,885,968          $ 61,215,823
Installment                     16,261,387            14,646,121
Mortgage                        85,027,169            63,538,149
Construction                     9,672,254             8,506,396

                               193,846,778           147,906,489
Less:
  Allowance for loan losses      2,000,612             1,674,057
  Net deferred loan fees and
    costs                         (301,507)              (58,514)

                                 1,699,105             1,615,543

                              $192,147,673          $146,290,946

     Changes in the allowance for loan losses for the years ended
December 31, 1996 and 1995 were as follows:

                                   1996                 1995

Balance, beginning            $ 1,674,057           $ 1,436,945
Provision for loan losses         687,000               517,500
Loans charged off                (447,883)             (404,827)
Recoveries                         87,438               124,439

Balance ending                $ 2,000,612           $ 1,674,057

     The recorded investment in impaired loans, not requiring an allowance for loan losses, was $587,483 and $527,198 at December 31, 1996 and 1995 respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $711,861 and $102,824 at December 31, 1996 and 1995 respectively. At December 31, 1996 and 1995, the related allowance for loan losses associated with those loans was $252,321 and $18,456 respectively. For the years ended December 31, 1996 and 1995, the average recorded investment in these impaired loans was $1,425,975 and $694,318 respectively. There was no interest income recognized on impaired loans in 1996 or 1995.

5.   PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 1996 and 1995 were as follows:

                                   1996                 1995

Land                          $ 1,487,371           $   523,989
Building and improvements       2,255,892             2,227,808
Leasehold improvements             63,393                63,393
Equipment                       1,424,062             1,297,975
Furniture and fixtures            420,529               377,996
Construction in progress          103,969                  -
                                5,755,216             4,491,161
Less accumulated depreciation   1,360,419               996,543

                              $ 4,394,797           $ 3,494,618

6.   DEPOSITS

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $12,371,561 and $8,377,643 at December 31, 1996 and 1995 respectively. At December 31, 1996, the scheduled maturities of time deposits are as follows:

               1997                   $ 61,206,664
               1998                     13,993,668
               1999                     31,096,140
               2000                      6,766,233
               2001 and thereafter       9,242,593

                                      $122,305,298

7.   OTHER BORROWED FUNDS AND LONG-TERM DEBT

     The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $718,399 and $289,940 at December 31, 1996 and 1995 respectively.

     The Bank has a flexible line of credit commitment available from the Federal Home Loan Bank for borrowings of up to approximately $9,800,000, expiring September 11, 1997. There were no borrowings under this line of credit at December 31, 1996 and 1995. The line of credit interest rate at December 31, 1996 was 7.23%.

     The Bank has other short-term borrowings from the Federal Home Loan Bank at December 31, 1996 and 1995 in the amount of $13,000,000 and $2,000,000 respectively. The December 31, 1996 balance outstanding is due in 1997, at an average interest rate of 5.41%.

     Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                     1996          1995
Advances from the Federal Home Loan Bank
bearing interest at a weighted average
rate of 5.49% and 4.89% as of December 31,
1996 and 1995 respectively                       $22,000,000     $4,000,000

     Maturities of long-term debt at December 31, 1996 are as follows:

               1997                   $       -
               1998                      2,000,000
               1999                      5,000,000
               2000                           -
               2001                     15,000,000

                                      $ 22,000,000

     The Bank has maximum borrowing capacity with the Federal
Home Loan Bank of approximately $122,490,000.  Advances from the
Federal Home Loan Bank are secured by qualifying assets of the Bank.

8.   INCOME TAXES

     The provision for federal income taxes for the years ended
December 31, 1996 and 1995 consisted of the following:

                                          1996           1995

Current                                $  363,628     $  410,085
Deferred                                   68,938        (73,734)

                                       $  432,566     $  336,351

     A reconciliation of the statutory income tax at a rate of 34% to the income tax expense in the consolidated statements of income for the years ended December 31, 1996 and 1995 is as follows:

                                          1996           1995

Federal income tax at statutory rate   $  794,121     $  421,168
Tax-exempt interest                      (435,726)      (139,316)
Disallowance of interest expense           61,682         19,952
Other                                      12,489         34,547

                                       $  432,566     $  336,351

     The income tax provision includes $232 in 1996 and $8,167 in 1995 of income tax benefit related to net realized securities losses.

     Net deferred tax assets consisted of the following components as of December 31, 1996 and 1995:

                                          1996           1995

Deferred tax assets:
  Allowance for loan losses            $  333,176     $  299,163
  Interest on non-accrual loans            67,821         44,391
  Unrealized depreciation on securi-
    ties available for sale                25,453           -
  Foreclosed real estate                   34,636         60,136
  Other                                    16,096         18,338

                                          477,182        422,028
Deferred tax liabilities:
  Premises and equipment                  116,843        104,537
  Supplies inventory                       11,891          8,175
  Loan origination fees and costs         102,513         19,895
  Unrealized appreciation on securi-
    ties available for sale                  -            80,709

    Total deferred tax liabilities        231,247        213,316

    Net deferred tax assets            $  245,935     $  208,712

9.   REDEEMABLE COMMON STOCK

     In conjunction with an SEC registration and stock offering in the Spring of 1994, the Company effected a rescission offer to past purchasers of treasury stock. Under the terms of the rescission offer, past purchasers of selected treasury stock had the right to sell their shares back to the Company at their cost plus a nominal interest amount from the date of purchase. The redeemable common stock was stated at the amount of the redemption value of the remaining rescission shares outstanding.


10.  RETIREMENT SAVINGS PLAN - 401(K)

     The Bank has adopted a 401(k) plan which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% to 15% of compensation. The Bank will match 75% of the participant's contributions up to a maximum match of 4.5%. The expense related to the Bank's 401(k) plan was $80,851 and $56,642 for the years ended December 31, 1996 and 1995 respectively.

11.  OTHER EXPENSES

     The following represents the most significant categories of other expenses for the years ended December 31, 1996 and 1995:

                                          1996           1995

Advertising                            $  593,925     $  319,672
EDP outsourcing and MAC fees              367,242        252,794
Office supplies and expenses              372,149        342,358
Professional fees                         160,806        260,732
Foreclosed real estate expenses           300,892        222,064
All other expenses                        827,279        799,780
                                       $2,622,293     $2,197,400

12.  STOCK OPTIONS AND GRANTS

     The Company has adopted various qualified and non-qualified stock option plans during 1989, 1994 and 1996 with approximately 200,000 shares of common stock reserved for options to key employees and non-employee directors. The option prices under the plans are the fair market value of the common stock on the date the options are granted and an option's maximum term is generally ten years.

     The 1996 stock option plan (the "Plan") includes provisions for Non-employee Director Stock Options and Incentive Stock
Options for officers and key employees. Under the Plan, Incentive Stock Options are granted at the discretion of the Board of Directors.

     On October 22, 1996, a one-time grant of options to purchase 54,000 shares of common stock was granted to non-employee directors and options to purchase 30,600 shares were granted to officers and key employees, subject to stockholder approval, at the fair value of the common stock on the date of grant. All options are exercisable six months after the date of grant.

     Stock option transactions under these plans were as follows for the years ended December 31, 1996 and 1995:

                                          1996           1995

Options outstanding, beginning             62,321         65,239
Options granted                            84,600           -
Options exercised, at prices ranging
  from $6.93 to $11.79 per share           (2,964)        (2,918)

Options outstanding, ending               143,957         62,321

Options exercisable                        59,357         62,321

     Stock options outstanding at December 31, 1996 are exercisable at prices ranging from $6.93 to $12.40 a share.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted in 1996. Had compensation cost for stock options granted in 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

          Net income, as reported          $1,903,085
          Net income, pro forma            $1,744,844
          Earnings per share, as reported  $     0.91
          Earnings per share, pro forma    $     0.84

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2%, 10.48% volatility, and an expected life of five years. The weighted-average fair value of options granted was $2.52 per share for both the Non-employee Directors and Incentive Stock Options.

     One of the Company's officers is entitled to receive a grant of 992 shares of the Company's common stock at the end of each 12 months of employment under his employment agreement. The fair value of the stock grant is recorded each year as compensation expense.

13.  COMMITMENTS AND CONTINGENCIES

     Lease commitments and total rental expense:

     The Bank rents facilities under lease agreements which expire between 1997 and 2009, and require various minimum annual rentals.

     The total minimum rental commitment at December 31, 1996 is approximately $980,000 which is due as follows:

During the year ending December 31:

               1997          $225,000
               1998           165,000
               1999            68,000
               2000            46,000
               2001            47,000
               Later years    429,000

                             $980,000

     The total rental expense included in the income statements for the years ended December 31, 1996 and 1995 is $336,760 and $320,143 respectively.

     Contingencies:

     The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

     Construction in progress:

     At December 31, 1996, the Bank has construction projects in progress to build two branch offices on land owned in Muhlenberg and Shillington. Costs incurred through December 31, 1996 on these projects are included in premises and equipment as construction in progress. The estimated cost to complete these projects is approximately $1,200,000 at December 31, 1996.

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and commitments to sell loans. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     A summary of the contractual amount of the Bank's financial instrument commitments at December 31, 1996 and 1995 is as follows:

                                           1996           1995

Commitments to extend credit           $31,141,000    $23,850,000
Outstanding letters of credit            1,102,000      1,215,000
Commitments to sell loans                     -              -

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

     Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Commitments to sell loans are to the Federal National
Mortgage Association and other mortgage investors. These commitments are generally met through mortgage originations in the normal course of business.

15.  CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential and consumer loans to customers primarily located in Berks, Montgomery and Schuylkill Counties in Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

16.  TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

     The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1996 and 1995, these persons were indebted to the Bank for loans totaling $2,898,000 and $2,684,000 respectively. During 1996, $2,670,000 of new loans were made; repayments totaled $1,194,000. Other changes decreased the loans outstanding by $1,262,000.

17.  STOCKHOLDER AUTOMATIC DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     During 1995, the Company established a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends and, from time to time, as the Board of Directors of the Company may in its discretion determine, voluntary cash payments for the purchase of additional shares of the Company's common stock. The common stock may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Company has reserved 200,000 shares of common stock for possible issuance under the plan. Stock purchases under the plan totaled 6,486 and 1,434 shares in 1996 and 1995 respectively. All purchases were made in the open market.

18.  REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The actual capital amounts and ratios are also presented in the table below:

                                                                                              To Be Well
                                                                        For Capital       Capitalized Under
                                                                         Adequacy         Prompt Corrective
                                                    Actual               Purposes         Action Provisions
                                            Minimum     Minimum   Minimum      Minimum  Minimum     Minimum
                                              Amount     Ratio     Amount       Ratio    Amount      Ratio

                                                                   (Dollars in Thousands)
As of December 31, 1996:
  Total capital (to risk weighted assets)
    Company                                   $21,752    11.44%    $ 15,208      8.00%        N/A       N/A
    Bank                                       19,873    10.46       15,205      8.00    $ 19,006     10.00%
  Tier I capital (to risk weighted assets)
    Company                                    19,751    10.39        7,604      4.00         N/A       N/A
    Bank                                       17,872     9.40        7,602      4.00      11,403      6.00
  Tier I capital (to average assets)
    Company                                    19,751     6.82       11,579      4.00         N/A       N/A
    Bank                                       17,872     6.18       11,572      4.00      14,465      5.00

As of December 31, 1995:
  Total capital (to risk weighted assets)
    Company                                   $19,753    13.58%    $ 11,637      8.00%        N/A       N/A
    Bank                                       17,543    12.06       11,637      8.00    $ 14,546     10.00%
  Tier I capital (to risk weighted assets)
    Company                                    18,079    12.43        5,818      4.00         N/A       N/A
    Bank                                       15,869    10.91        5,818      4.00       8,728      6.00
  Tier I capital (to average assets)
    Company                                    18,079     9.30        7,772      4.00         N/A       N/A
    Bank                                       15,869     8.17        7,772      4.00       9,715      5.00

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $2,886,000 of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration.

     In October 1996, the Board of Directors declared a 6 for 5 stock split, to be effectuated as a 20% stock dividend, with a record date of November 5, 1996, payable on November 19, 1996. All per share amounts, weighted average shares outstanding and stock options in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock dividend. In December 1996, the Company declared a $.06 per share cash dividend to stockholders of record on January 2, 1997, payable January 20, 1997.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

     The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1996 and 1995:

     Cash, federal funds sold and interest-bearing deposits with banks: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

     Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

     Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Mortgage loans held for sale: The fair values of the Bank's mortgages held for sale are based on quoted market prices of similar loans sold.

     Due from mortgage investors: The carrying amounts of due from mortgage investors approximate their fair values.

     Accrued interest receivable: The carrying amounts of accrued interest receivable approximate their fair values.

     Deposit liabilities: The fair value of demand deposits, savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. The fair value of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

     Accrued interest payable: The carrying amounts of accrued interest payable approximate their fair values.

     Other borrowed funds: The carrying amounts of short-term borrowings approximate their fair values.

     Long-term debt: The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

     Off-balance sheet instruments: The fair values of the Bank's commitments to extend credit and outstanding letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     The estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                1996                     1995

                                         Carrying   Estimated    Carrying     Estimated
                                          Amount    Fair Value     Amount     Fair Value

Financial Assets:
  Cash and due from banks                $  8,985     $  8,985     $  7,657     $  7,657
  Interest-bearing deposits with banks     21,407       21,407       10,043       10,043
  Federal funds sold                        1,290        1,290        3,045        3,045
  Securities                               88,554       88,636       29,566       29,726
  Loans receivable, net                   192,148      193,674      146,291      148,238
  Mortgage loans held for sale                609          609          453          453
  Due from mortgage investors               3,478        3,478        3,204        3,204
  Accrued interest receivable               2,129        2,129        1,226        1,226
Financial Liabilities:
  Deposits                                264,323      263,910      179,938      180,643
  Accrued interest payable                  1,141        1,141          844          844
  Other borrowed funds                     13,718       13,718        2,290        2,290
  Long-term debt                           22,000       21,854        4,000        3,876
Off-Balance Sheet Financial Instruments:
  Commitments to extend credit               -            -            -            -
  Outstanding letters of credit              -            -            -            -
  Commitments to sell loans                  -            -            -            -

20.  BCB FINANCIAL SERVICES CORPORATION (PARENT COMPANY ONLY)
FINANCIAL INFORMATION

                         BALANCE SHEETS

December 31,                                            1996           1995
ASSETS
  Cash                                             $ 1,968,072   $ 2,353,206
  Investment in bank subsidiary                     17,825,193    16,084,504
  Securities available for sale                        363,243          -
  Other assets                                         113,829        85,520

                                                   $20,270,337   $18,523,230

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities                                      $   566,668   $    98,690
  Redeemable common stock                                 -          129,969
  Stockholders' equity                              19,703,669    18,294,571

                                                   $20,270,337   $18,523,230


                      STATEMENTS OF INCOME

Years Ended December 31,                                1996           1995
  Expenses                                         $   (66,507)  $   (55,406)
  Federal income tax benefit                            22,612        18,838
  Equity in undistributed net income of
    bank subsidiary                                  1,946,980       938,946

          Net income                               $ 1,903,085   $   902,378

                    STATEMENTS OF CASH FLOWS

Years Ended December 31,                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $ 1,903,085   $   902,378
  Undistributed earnings of bank subsidiary         (1,946,980)     (938,946)
  (Increase) decrease in other assets                  (28,309)       46,989
  Increase (decrease) in other liabilities             429,791       (18,156)

          Net cash provided by (used in)
            operating activities                       357,587        (7,735)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale          (362,920)         -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options               18,150        21,704
  Additional investment in bank subsidiary                -       (2,000,004)
  Cash payments for fractional shares in
    connection with stock dividend                      (1,381)       (3,503)
  Cash dividends                                      (396,570)     (311,578)

          Net cash used in financing activities       (379,801)   (2,293,381)

          Net decrease in cash                        (385,134)   (2,301,116)

CASH:
  Beginning                                          2,353,206     4,654,322

  Ending                                           $ 1,968,072    $2,353,206

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information relating to the directors and executive officers is incorporated herein by reference to pages 8 through 11 of the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement").

     Pursuant to Securities and Exchange Commission regulations, the Company is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in the Company's stock. Based on the Company's review of copies of such reports received or written representations from certain directors and executive officers, the Company believes that, during the fiscal year ended December 31, 1996, all executive officers, directors and control persons complied with all applicable Section 16(a) filing requirements.

Item 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to pages 12 through 15 of the Proxy Statement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated herein by reference to pages 5 through 8 of the Proxy Statement.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to page 15 of the Proxy Statement.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     The following exhibits are filed herewith or incorporated by reference herein as part of this Annual Report:

     3.1       Articles of Incorporation of BCB Financial
               Services Corporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.

     3.2 Bylaws of BCB Financial Services Corporation incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 33-76748 on Form
               SB-2 of the Registrant.

     10.1 Lease, dated November 1, 1988, between Berks County Bank and Madison Avenue Associates, as amended, incorporated herein by reference to
               Exhibit 10.1 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.2      Indenture of Lease, dated August 2, 1989, between
               Windon Twelfth Real Estate Limited Partnership and
               Berks County Bank, incorporated herein by reference to Exhibit 10.2 of the Registration
               Statement No. 33-76748 on Form SB-2 of the
               Registrant.

     10.3 Lease Agreement, dated August 4, 1989, between Berks County Bank and Mary Beth Speicher and Kathy Susan Gees-Larue, incorporated herein by reference to Exhibit 10.3 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.4 Option and Lease Agreement, dated January 25, 1993, by and between Berks County Bank and Richard
               L. Henry, Jr., incorporated herein by reference to
               Exhibit 10.5 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.5      1988 Incentive Stock Option Plan of BCB Financial
               Services Corporation, incorporated herein by reference to Exhibit 10.6 of the Registration
               Statement No. 33-76748 on Form SB-2 of the
               Registrant. *

     10.6 1989 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to
               Exhibit 10.7 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.7 1994 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to
               Exhibit 10.8 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.8 Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.9 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.9 Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.10 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.10 401(k) Plan of BCB Financial Services Corporation, incorporated herein by reference to Exhibit 10.11 of the Registration Statement No. 33-76748 on Form
               SB-2 of the Registrant.

     10.11 Amendment to Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to
               Exhibit 10.12 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.12 Amendment to Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to
               Exhibit 10.13 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.13 Amendment to Lease, dated October 10, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.14 Amendment to Lease, dated November 9, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.15 Sublease Agreement, dated February 14, 1995, by and between Berkshire Travel Agency, Inc. and
               Berks County Bank, incorporated herein by reference to Exhibit 10.16 of the Company's Annual
               Report on Form 10-KSB for the year ended
               December 31, 1994.

     10.16 Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank, incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.17 Amendment to Option and Lease Agreement dated November 25, 1994, by and between Berks County Bank and Richard L. Henry, Jr., incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.18 BCB Financial Services Corporation Shareholder Automatic Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit
               99.1 of the Registration Statement No. 33-955002 on Form S-3 of the registrant.

     10.19 Amendment to Lease, dated July 27, 1995, between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to Exhibit
               10.20 of the Company's annual report on Form
               10-KSB for the year ended December 31, 1995

     10.20 Amendment to lease, dated January 22, 1996, between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to
               Exhibit 10.21 of the Company's annual report on form 10-KSB for the year ended December 31, 1995.

     10.21 Amendment to Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on form 10-KSB for the year ended December 31, 1995.

     10.22     Option and Lease/Purchase Agreement, dated
               August 13, 1996, by and between Berks County Bank and Richard J. Webb, incorporated herein by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

     10.23     Option and Lease/Purchase Agreement, dated
               August 30, 1996, by and between Berks County Bank and John C. Gordon and Betty L. Gordon, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

     10.24 Amendment to Lease, dated May 29, 1996, by and between Crown Life Insurance Company and Berks
               County Bank.

     10.25 Amendment to Lease, dated February 4, 1997, by and between Madison Reading Associates L. L.C. and
               Berks County Bank.

     10.26     Lease Agreement, dated December 1, 1996, between
               George R. Vincent and Berks County Bank.

     10.27     BCB Financial Services Corporation Deferred
               Compensation Plan.*

     11.1 Statement regarding computation of per share earnings, included herein.

     21.1      List of Subsidiaries of BCB Financial Services
               Corporation, included herein.

     23.1 Consent of Beard & Company, Inc., independent auditors.

     27.1      Financial Data Schedule.
________________

*    Denotes compensatory plan or arrangement.

     b.   Reports on Form 8-K
          None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BCB FINANCIAL SERVICES CORPORATION

                    By:  /s/ Nelson R. Oswald
                    Nelson R. Oswald
March 25, 1997      President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                      Date

 /s/ Nelson R. Oswald  Director and Chairman      March 25, 1997
Nelson R. Oswald       Board and President
                       (Principal Executive Officer)

 /s/ Robert D. McHugh, Vice President/            March 25, 1997
Jr.                    Treasurer (Principal
                       Financial Officer)

 /s/ Donna L. Rickert  Controller                 March 25, 1997
Donna L. Rickert       (Principal Accounting Officer)

 /s/ Harold C. Bossard Director and Secretary     March 25, 1997
Harold C. Bossard

 /s/ Edward J. Edwards Director                   March 25, 1997
Edward J. Edwards

 /s/ Lewis R. Frame,   Director                   March 25, 1997
Jr.
Lewis R. Frame, Jr.

 /s/ Ivan H. Gordon    Director                    March 25, 1997
Ivan H. Gordon

____________________   Director                    March 25, 1997
Jeffrey W. Hayes

____________________   Director                    March 25, 1997
Alfred B. Mast

 /s/ Wesley R. Pace    Director                    March 25, 1997
Wesley R. Pace

 /s/ Floyd S. Weber    Director                    March 25, 1997
Floyd S. Weber

 /s/ Randall S. Weeber Director                    March 25, 1997
Randall S. Weeber

                        INDEX TO EXHIBITS

     Exhibit
     Number         Exhibit

     3.1       Articles of Incorporation of BCB Financial
               Services Corporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.

     3.2 Bylaws of BCB Financial Services Corporation incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 33-76748 on Form
               SB-2 of the Registrant.

     10.1 Lease, dated November 1, 1988, between Berks County Bank and Madison Avenue Associates, as amended, incorporated herein by reference to
               Exhibit 10.1 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.

     10.2      Indenture of Lease, dated August 2, 1989, between
               Windon Twelfth Real Estate Limited Partnership and
               Berks County Bank, incorporated herein by reference to Exhibit 10.2 of the Registration
               Statement No. 33-76748 on Form SB-2 of the
               Registrant.

     10.3 Lease Agreement, dated August 4, 1989, between Berks County Bank and Mary Beth Speicher and Kathy Susan Gees-Larue, incorporated herein by reference to Exhibit 10.3 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.4 Option and Lease Agreement, dated January 25, 1993, by and between Berks County Bank and Richard
               L. Henry, Jr., incorporated herein by reference to
               Exhibit 10.5 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.5      1988 Incentive Stock Option Plan of BCB Financial
               Services Corporation, incorporated herein by reference to Exhibit 10.6 of the Registration
               Statement No. 33-76748 on Form SB-2 of the
               Registrant. *

     10.6 1989 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to
               Exhibit 10.7 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant. *

     10.7 1994 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to
               Exhibit 10.8 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.8 Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.9 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.9 Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.10 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.10 401(k) Plan of BCB Financial Services Corporation, incorporated herein by reference to Exhibit 10.11 of the Registration Statement No. 33-76748 on Form
               SB-2 of the Registrant.

     10.11 Amendment to Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to
               Exhibit 10.12 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.12 Amendment to Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to
               Exhibit 10.13 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.*

     10.13 Amendment to Lease, dated October 10, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.14 Amendment to Lease, dated November 9, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.15 Sublease Agreement, dated February 14, 1995, by and between Berkshire Travel Agency, Inc. and
               Berks County Bank, incorporated herein by reference to Exhibit 10.16 of the Company's Annual
               Report on Form 10-KSB for the year ended
               December 31, 1994.

     10.16 Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank, incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.17 Amendment to Option and Lease Agreement dated November 25, 1994, by and between Berks County Bank and Richard L. Henry, Jr., incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.18 BCB Financial Services Corporation Shareholder Automatic Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit
               99.1 of the Registration Statement No. 33-955002 on Form S-3 of the registrant.

     10.19 Amendment to Lease, dated July 27, 1995, between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to Exhibit
               10.20 of the Company's annual report on Form
               10-KSB for the year ended December 31, 1995

     10.20 Amendment to lease, dated January 22, 1996, between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to
               Exhibit 10.21 of the Company's annual report on form 10-KSB for the year ended December 31, 1995.

     10.21 Amendment to Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on form 10-KSB for the year ended December 31, 1995.

     10.22     Option and Lease/Purchase Agreement, dated
               August 13, 1996, by and between Berks County Bank and Richard J. Webb, incorporated herein by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

     10.23     Option and Lease/Purchase Agreement, dated
               August 30, 1996, by and between Berks County Bank and John C. Gordon and Betty L. Gordon, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

     10.24 Amendment to Lease, dated May 29, 1996, by and between Crown Life Insurance Company and Berks
               County Bank.

     10.25 Amendment to Lease, dated February 4, 1997, by and between Madison Reading Associates L. L.C. and
               Berks County Bank.

     10.26     Lease Agreement, dated December 1, 1996, between
               George R. Vincent and Berks County Bank.

     10.27     BCB Financial Services Corporation Deferred
               Compensation Plan.*

     11.1 Statement regarding computation of per share earnings, included herein.

     21.1      List of Subsidiaries of BCB Financial Services
               Corporation, included herein.

     23.1 Consent of Beard & Company, Inc., independent auditors.

     27.1      Financial Data Schedule.