Form 10QSB
period 1997-03-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-05-14
CIK 920865

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     March 31, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No _____


        Number of Shares Outstanding as of April 25, 1997

COMMON STOCK ($2.50 Par Value)               2,077,991
(Title of Class)                        (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION
                           FORM 10-QSB
              For the Quarter Ended March 31, 1997

                            Contents

PART I    FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            as of March 31, 1997 and December 31, 1996        3

          Consolidated Statements of Income
            (Unaudited) for the Three Month Period
            ended March 31, 1997 and 1996                     4
          Consolidated Statements of Stockholders'
            Equity (Unaudited) for the Three-Month Period
            Ended March 31, 1997                              5
          Consolidated Statements of Cash Flows
            (Unaudited) for the Three-Month Period
            Ended March 31, 1997 and 1996                   6-7
          Notes to Consolidated Financial
            Statements (Unaudited)                          8-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                 27
Item 2.   Changes in Securities                             27
Item 3.   Defaults Upon Senior Securities                   27
Item 4.   Submission of Matters to a Vote of
          Security Holders                                  27
Item 5.   Other Information                                 27
Item 6.   Exhibits and Reports on Form 8-K                  27

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS                                                                          March 31,       December 31,
                                                                                  1997             1996
Cash and due from banks                                                       $ 12,171,583     $  8,984,814
Interest-bearing deposits with banks                                               846,982       21,407,097
Federal funds sold                                                               1,040,000        1,290,000
Securities available for sale                                                   69,589,643       53,488,975
Securities held to maturity, fair value March 31, 1997 $38,903,558;
  December 31, 1996 $35,147,354                                                 39,316,695       35,065,480
Loans receivable, net of allowance for loan losses March 31, 1997
  $2,107,360; December 31, 1996 $2,000,612                                     203,851,914      192,147,673
Mortgages held for sale                                                            457,118          609,397
Due from mortgage investors                                                      2,310,201        3,478,353
Bank premises and equipment, net                                                 5,469,150        4,394,797
Accrued interest receivable                                                      2,576,378        2,129,185
Foreclosed real estate                                                             460,000          761,500
Deferred income taxes                                                              642,559          245,935
Other Assets                                                                     4,484,928          519,096
                  TOTAL ASSETS                                                $343,217,151     $324,522,302
                                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing                                              $ 31,154,918     $ 29,048,391
    Demand, interest bearing                                                   108,996,369      100,846,581
    Savings                                                                     21,639,811       12,123,061
    Time deposits                                                              130,588,616      122,305,298

                  TOTAL DEPOSITS                                               292,379,714      264,323,331
Accrued interest payable and other liabilities                                  13,253,315        4,776,903
Other borrowed funds                                                             6,095,369       13,718,399
Long-term debt                                                                  12,000,000       22,000,000

                  TOTAL LIABILITIES                                            323,728,398      304,818,633

Stockholders' equity:
  Common stock, par value $2.50 per share;
     authorized 3,000,000 shares; issued and outstanding March 31, 1997
     2,071,349 shares; December 31, 1996 2,070,385 shares                        5,178,373        5,175,963
   Surplus                                                                       9,879,959        9,876,483
   Retained earnings                                                             5,068,154        4,700,631
   Net unrealized (depreciation) on securities available for
     sale, net of taxes                                                           (637,733)         (49,408)

                  TOTAL STOCKHOLDERS' EQUITY                                    19,488,753       19,703,669

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $343,217,151     $324,522,302
                                                                              ============     ============

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                      For the Three Months Ended
                                                                 March 31, 1997       March 31, 1996
Interest Income:
  Loan Receivable, including fees                                $4,080,754           $3,129,207
  Interest and dividends on securities:
    U.S. Treasury                                                    58,369               69,882
    U.S. Government agencies and corporations                       912,364              147,312
    State and political subdivisions, tax exempt                    467,834              204,944
    Dividends                                                        46,654               14,416
  Interest-bearing deposits with banks                              151,018              209,174
  Interest on federal funds sold                                     14,603               63,097
            Total interest income                                 5,731,596            3,838,032

Interest expense:
  Deposits                                                        2,873,784            2,060,105
  Other borrowed funds                                               90,197               25,932
  Long-term debt                                                    287,603               45,666
            Total interest expense                                3,251,584            2,131,703

                Net interest income                               2,480,012            1,706,329
Provision for loan losses                                           241,000               80,000

                Net interest income after provision for
                 loan losses                                      2,239,012            1,626,329

Other income:
  Customer service fees                                             214,019              142,382
  Mortgage banking activities                                       123,352              114,641
  Net realized loss on sale of securities                            (5,574)                (682)
  Other                                                               1,358                7,355
            Total other income                                      333,155              263,696

Other expenses:
  Salaries and wages                                                745,315              498,054
  Employee benefits                                                 182,304              124,322
  Occupancy                                                         149,287              138,720
  Equipment depreciation and maintenance                            120,851              107,173
  Other operating expenses                                          756,811              571,090
            Total other expenses                                  1,954,568            1,439,359

      Income before income taxes                                    617,599              450,666

Federal income taxes                                                105,081               95,509

            Net Income                                           $  512,518           $  355,157
                                                                 ==========           ==========

Earnings per common and common equivalent share                  $     0.24           $     0.17
                                                                 ==========           ==========

Weighted average common and common equivalent
  shares outstanding                                              2,124,945            2,082,468
                                                                 ==========           ==========

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 1997 (Unaudited)

                                                                                         Net Unrealized
                                                                                         (Depreciation)
                                                                                         On Securities
                                                 Common                   Retained       Available for
                                                 Stock         Surplus    Earnings            Sale            Total
Balance, December 31, 1996                     $5,175,963    $9,876,483   $4,700,631         ($49,408)     $19,703,669
Issuance of 964 shares of common stock upon
  exercise of stock options                         2,410         3,476          ---               ---           5,886
Net change in unrealized depreciation on
  securities available for sale, net of taxes         ---           ---          ---          (588,325)       (588,325)
Cash dividends declared ($ .07 per share)             ---           ---     (144,995)              ---        (144,995)
Net income                                            ---           ---      512,518               ---         512,518
Balance, March 31, 1997                        $5,178,373    $9,879,959   $5,068,154         ($637,733)    $19,488,753
                                               ==========    ==========   ==========         =========     ===========


See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    For the Three Months Ended
                                                                     March 31,       March 31,
                                                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   512,518      $  355,157
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
  Provision for loan and foreclosed real estate losses                 281,172          92,613
  Provision for depreciation and amortization                          108,302          91,992
  Net realized loss on sale of securities                                5,574             682
  Proceeds from sale of mortgage loans                               7,986,812       8,343,200
  Net loss on sale of mortgage loans                                     9,983          19,222
  Mortgage loans originated for sale                                (7,838,121)     (8,322,994)
  Net amortization of securities premiums and discounts                (14,766)        (15,931)
   (Increase) decrease in:
    Due from mortgage investors                                      1,168,152       1,234,795
    Accrued interest receivable                                       (447,193)       (147,044)
    Deferred income taxes                                              (93,548)        (56,074)
    Other assets                                                    (3,961,584)        (76,122)
  Increase in accrued interest payable and other liabilities           654,681         508,974
         Net cash provided by (used in) operating
          activities                                                (1,628,018)      2,028,470


CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds for sales of securities available for sale                 3,909,637       2,882,065
 Proceeds from maturities of and principal repayments
   on securities available for sale                                  2,064,733          66,137
 Proceeds from maturities of securities held to maturity               750,000         665,000
 Purchases of securities available for sale                        (15,167,689)     (7,068,316)
 Purchases of securities held to maturity                           (4,994,062)     (5,469,483)
  (Increase) decrease in interest-bearing deposits with banks       20,560,115      (9,492,441)
 Net decrease in federal funds sold                                    250,000         555,000
 Loans made to customers, net of principal collected               (11,952,109)     (6,722,770)
 Proceeds from sales of foreclosed real estate                         261,801             ---
 Purchases of bank premises and equipment                           (1,182,654)        (15,832)

         Net cash used in investing activities                      (5,500,228)    (24,600,640)
                                                                   ===========     ===========

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
(Unaudited)

                                                                  For the Three Months Ended
                                                                     March 31,    March 31,
                                                                      1997         1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                        $28,056,383    $23,167,667
  Proceeds from (repayment of) other borrowed funds                (7,623,030)       797,739
  Principal payments of long-term borrowings                      (10,000,000)           ---
  Proceeds from exercise of stock options                               5,886         13,448
  Cash dividends                                                     (124,224)       (86,146)

     Net cash provided by financing activities                     10,315,015     23,892,708

     Increase in cash and due from banks                            3,186,769      1,320,538

Cash and due from banks:
  Beginning                                                         8,984,814      7,656,846
  Ending                                                          $12,171,583    $ 8,977,384
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
   Interest                                                       $ 3,262,712    $ 2,170,393
                                                                  ===========    ===========
   Income taxes                                                           ---    $    15,000
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Foreclosed real estate acquired in
  settlement of loans                                             $   159,782    $    31,113
                                                                  ===========    ===========

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE A.  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B.  EARNINGS PER SHARE

Earnings per common and common equivalent share are computed based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the three months ended March 31, 1997 and 1996. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options. Weighted average number of common shares and common equivalent shares outstanding have been adjusted for all stock dividends and stock splits effected through March 31, 1997.

NOTE C:  OTHER EXPENSES

The following represents the most significant categories of other expenses for the three month period ended March 31, 1997 and 1996:

                                     For the Three Months Ended
                                    March 31,          March 31,
                                       1997                1996

Advertising                        $   132,792        $  156,115
EDP outsourcing and MAC fees           105,956            76,344
Office Supplies and expense            129,698            88,433
Other real estate owned expenses        60,698            19,123
All other expenses                     327,667           231,075
                                   $   756,811        $  571,090
                                   ===========        ==========

NOTE D:  RECLASSIFICATIONS

Certain items in the March 31, 1996 financial statements have been reclassified to conform to the March 31, 1997 financial statement presentation format. These reclassifications had no effect on net income.

NOTE E:  RECENTLY ISSUED FASB STATEMENTS

In 1997, the FASB issued Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure". Both Statements are effective for periods ending after December 15, 1997. Statement No. 128 is designed to simplify the computation of earnings per share and will require disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share". Earlier application is not permitted for Statement No. 128 and it will require restatement of all prior period earnings per share data when adopted. The Statement is not expected to materially impact the reported earnings per share of the Company. The adoption of Statement No. 129 will have no impact on the Company.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

                 FINANCIAL CONDITION HIGHLIGHTS

     Total assets increased to $343,217,151 at March 31, 1997, an increase of $18,694,849 or 5.76% from $324,522,302 at
December 31, 1996. The increase in assets is the result of higher levels of loans and securities, which were funded by the increase in deposits for the first quarter.

     Loans, net of allowance for possible loan losses of $2,107,360 at March 31, 1997 and $2,000,612 at December 31, 1996,
increased to $203,851,914 at March 31, 1997 from $192,147,673 at
December 31, 1996. The increase of $11,704,241, or 6.09%, was primarily from an increase in commercial loans of $7,314,318 to $95,637,240 at March 31, 1997 from $88,322,922 at December 31,
1996, and an increase in residential mortgage loans of $3,683,922 to $93,193,832 at March 31, 1997 from $89,509,910 at December 31,
1996.

     Securities increased to $108,906,338 at March 31, 1997 from $88,554,455 at December 31, 1996. The increase of $20,351,883, or 22.98%, was due primarily to the purchase of approximately $17,000,000 in U.S. Government Agency Securities as part of an arbitrage strategy to increase earnings. This arbitrage strategy is further discussed under "Analysis of Net Interest Income". Available for sale securities increased $16,100,668 and held to maturity securities increased $4,251,215 during the first quarter of 1997.

     Cash and due from banks, interest-bearing deposits (which are held at the Federal Home Loan Bank, "FHLB"), and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $17,623,346 to $14,058,565 at March 31, 1997 from $31,681,911 at December 31, 1996, because the Company redeployed these funds into higher yielding loans and securities. This redeployment of liquid assets was done in anticipation of a significant increase in liquid assets resulting from deposit inflows from the Bank's two newest branches in Muhlenberg and Shillington. These two branches opened at the end of the first quarter and early in the second quarter of 1997, respectively.

     Amounts due from mortgage investors decreased from $3,478,353 at year-end 1996 to $2,310,201 at March 31, 1997.
These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to twenty-one days after origination.

     Mortgages held for sale declined slightly, from $609,397 at December 31, 1996 to $457,118 at March 31, 1997. Mortgages held for sale are loans originated and intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by corresponding charges in the statements of income. All sales are made without recourse.

     Bank premises and equipment, net of accumulated depreciation, increased from $4,394,797 at year-end 1996 to $5,469,150 at March 31, 1997. The increase of $1,074,353 was mainly attributable to the construction of the Muhlenberg and Shillington offices. Muhlenberg opened on March 29, 1997 and Shillington opened on May 3, 1997.

     Foreclosed real estate decreased from $761,500 at December 31, 1996 to $460,000 at March 31, 1997. Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Other assets increased from $519,096 at December 31, 1996 to $4,484,928 at March 31, 1997. The increase resulted from recording a receivable for securities traded to sell, but not settled, at March 31, 1997. The Company sold approximately $3.9 million of securities available for sale.

     Total liabilities increased by $18,909,765, or 6.20%, from $304,818,633 at year-end 1996 to $323,728,398 at March 31, 1997.
During this period, deposits, the Company's primary source of funds, increased by 10.61% from $264,323,331 at year-end 1996 to $292,379,714 at March 31, 1997. The deposit mix changed considerably during 1996 and that trend continued during the first quarter of 1997. The charge in the deposit mix occurred because the Bank placed greater emphasis upon the generation of money market deposits, accomplished by offering an above-market rate of 4.20% APY (annual percentage yield) for balances above $1000. The Bank also changed its deposit mix by offering no-fee, "free" personal and business checking while many competitors charged fees for these products. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $19,773,065, or 13.92%, from $142,018,033 at
December 31, 1996 to $161,791,098 at March 31, 1997.  As a
percentage of total deposits, aggregate demand and savings deposits increased from 53.73% at December 31, 1996 to 55.34% at March 31, 1997. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased $8,283,318, or 6.77%, from $122,305,298 at year-end 1996 to $130,588,616 at
March 31, 1997. As a percentage of total deposits, certificates of deposit decreased from 46.27% at December 31, 1996 to 44.66% at March 31, 1997. The proceeds from the net increase in deposits were used to fund new loans, new securities purchases, increases in bank premises and equipment, and to reduce long-term debt and other borrowed funds.

     Accrued interest payable and other liabilities increased $8,476,412 from $4,776,903 at December 31, 1996 to $13,253,315.
The increase was primarily attributable to the recording of the purchase of approximately $9.0 million in securities traded but not settled at March 31, 1997. Generally accepted accounting principles require companies to use "trade" date accounting versus "settlement" date accounting.

     Other borrowed funds and long term debt decreased
$17,623,030 from $35,718,399 at year-end 1996 to $18,095,369 at
March 31, 1997. The decrease was primarily the result of paying off approximately $18,000,000 in short-term and long-term FHLB advances with proceeds from the growth in deposits.

     Stockholders' equity decreased $214,916, or 1.09% to $19,488,753 at March 31, 1997 compared to $19,703,669 at
December 31, 1996. The decrease in stockholders' equity is primarily the net result of aggregating net income earned in 1997's first quarter, $512,518, cash dividends declared of $144,995 on March 25, 1997, and the change in net unrealized (depreciation) on securities available for sale, net of taxes. The change in net unrealized (depreciation) on securities available for sale, net of taxes, was ($49,408) at December 31, 1996 compared to ($637,733) at March 31, 1997. This change was caused by the general increase in interest rates during the period. At March 31, 1997, the unrealized depreciation represented less than 1% of the securities available for sale portfolio.

                      RESULTS OF OPERATIONS
                  FOR THE FIRST QUARTERS ENDED
                     March 31, 1997 and 1996

                            Overview

     The Company's net income for the three months ended
March 31, 1997 was $512,518, 44.31% more than the $355,157
reported for the same period in 1996. The earnings for the first quarter were up from the prior year's first quarter primarily due to an increase in net interest income.

                 Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Company's net interest income, calculated on a tax-equivalent basis, increased $899,276, or 50.04%, to $2,696,463 during the first quarter of 1997 from $1,797,187 during the first quarter of 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets as well as an increase in the average yield on interest-earning assets. Interest income, on a tax equivalent basis, increased $2,019,315, or 51.40%, from $3,928,890 for the first three months of 1996 to $5,948,205 for the first three months of 1997, while interest expense increased $1,119,881, or 52.53%, from $2,131,703 for the first three months of 1996 to $3,251,584 for the first three months of 1997.

     Net interest margin increased 3 basis points to 3.60% for the three months ended March 31, 1997 versus 3.57% for the three months ended March 31, 1996, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin increased in the first quarter of 1997 as compared to the same period in 1996 primarily due to an increase in the average yield on interest-earning assets. For the first quarter 1997, the average yield on interest earning assets, on a tax-equivalent basis, increased 14 basis points to 7.94% from 7.80% for the quarter-ended March 31, 1996.

     To the extent that the Company chooses to invest in tax-free securities or extend tax-free loans, the Company's tax expense can be reduced from the statutory rate of 34% to an effective rate below that level. The amount of tax that is saved by the acquisition of tax-free assets is included in interest income for purposes of calculating the tax-equivalent yield on earning assets. During 1996, the Company significantly increased its investments in State and Municipal Securities, which are substantially tax-free, except for the disallowance of the deduction of twenty percent of interest expense on deposits or liabilities used to fund these investments, in accordance with the Federal tax laws governing bank qualified securities. The bulk of these investments in State and Municipal Securities were maintained in the portfolio during the first quarter of 1997.

     Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on a tax-equivalent basis, setting forth for the periods (i) average assets, liabilities and stockholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities,
(iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets).

                                                Average Balances, Average Rates, and Net Interest Margin
                                                      Three Months Ended               Three Months Ended

                                                      March 31, 1997                   March 31, 1996


                                                       Interest                         Interest
(Dollars in thousands)                     Average     Income/    Yield/      Average   Income      Yield
                                           Balance     Expense(1) Rate(2)     Balance   Expense(1)  Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits
    at banks                                $10,652   $    151     5.75%    $ 15,460   $     209    5.44%
  U.S. Treasury                               3,464         58     6.79        4,913          70    5.73
  U.S. Government agencies                   50,950        912     7.26        9,554         147    6.19
  State and municipal (3)                    34,510        673     7.91       14,487         296    8.21
  Other bonds and securities                  3,600         47     5.29        1,207          14    4.67
    Total securities                         92,524      1,690     7.41       30,161         527    7.02
  Federal funds sold                          1,145         15     5.31        4,954          63    5.11
  Commercial loans (3)                       92,056      1,993     8.78       72,769       1,611    8.90
  Mortgage loans                             90,825      1,718     7.67       64,418       1,220    7.62
  Installment loans                          16,676        381     9.27       14,853         299    8.10
    Total loans(4)                          199,557      4,092     8.32      152,040       3,130    8.28
    Total interest-
      earning assets                        303,878      5,948     7.94      202,615       3,929    7.80
Unrealized (depreciation) on available
  for sale securities                           (85)                             217
Allowance for loan losses                    (2,006)                          (1,737)
Non-interest earning assets                  18,234                           14,265
    Total assets                           $320,021                         $215,360
                                           ========                         ========
INTEREST-BEARING LIABILITIES:
  Demand deposits,
    interest bearing                       $ 96,605        912     3.83       50,201         466    3.73
  Savings deposits                           18,930        185     3.96        9,796          71    2.92
  Other time deposits                       126,447      1,777     5.70      110,790       1,523    5.53
    Total deposits                          241,982      2,874     4.82      170,787       2,060    4.85
  Other borrowed funds                        6,781         90     5.38        2,575          26    4.06
  Long-term debt                             21,444        288     5.45        4,000          46    4.63
    Total interest-bearing
      liabilities                           270,207      3,252     4.88      177,362       2,132    4.83
  Demand deposits,
    non-interest bearing                     26,168                           16,962
Other non-interest
  bearing liabilities                         3,968                            2,510
   Total liabilities                        300,343                          196,834
Redeemable common stock                         ---                               67
Stockholders' equity                         19,678                           18,459
Total liabilities,
     redeemable common
     stock and stockholders'
     equity                                $320,021                         $215,360
                                           ========                         ========
Net interest income                                   $  2,696                           $  1,797
                                                      ========                           ========
Net interest margin (5)                                            3.60%                             .57%
                                                                   =====                             ====

(1)  Includes loan fee income.
(2) Yields on investments are calculated on amortized cost; all yields are annualized.
(3) Full taxable equivalent basis, using a 34% effective tax rate and adjusted for TEFRA disallowance.
(4)  Loans outstanding include non-accruing loans.
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

     The Company's total interest income on a tax-equivalent basis increased by $2,019,315 during the first quarter of 1997 over the first quarter of 1996, from $3,928,890 in 1996 to $5,948,205 in 1997. Interest and fees on loans increased $962,753, from $3,129,207 at March 31, 1996 to $4,091,960 at
March 31, 1997, which was as a result of an increase in average loan balances, from $152,040,063 at March 31, 1996 to $199,557,098 at March 31, 1997. The yield on the loan portfolio was relatively constant between the periods. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1,163,054, from $527,412 for the first quarter of 1996, to $1,690,466 for the first quarter of 1997, calculated on a tax-equivalent basis.
This increase in investment income was the result of a combination of an increase in the average balance of securities owned for the first three months of 1997 versus the first three months of 1996, from $30,160,531 to $92,524,140, and an increase in the tax-equivalent yield on the average balance in securities held, from 7.02% for the first three months of 1996 to 7.41% for the first three months of 1997. The increase in yield was largely the result of the Company's strategy to increase its holdings in State and Municipal securities located primarily in the Commonwealth of Pennsylvania, many of which are school district obligations with underlying insurance that carry the highest rating of Moodys or Standard and Poor's. The Company has elected during the past several years to maintain the bulk of its excess liquidity in an interest-bearing account at the Federal Home Loan Bank of Pittsburgh instead of selling it overnight as Federal Funds Sold. By doing this during the first quarter of 1997, the Company increased its yield on its deposits at the FHLB by 44 basis points over what it could have earned in Federal Funds Sold, an average yield of 5.75% versus 5.31%. In addition, the FHLB affords the Company the protection of an AAA/Aaa rated institution by Moodys and Standard and Poor's because it is a quasi- Federal government agency.

     The Company's total interest expense increased $1,119,881, or 52.53%, to $3,251,584 during the first quarter of 1997 compared to $2,131,703 during the first quarter of 1996. This increase was due to an increase in the volume of average interest-bearing liabilities of $103,008,000, or 53.01%, to $270,207,000 for the quarter ended March 31, 1997 versus $177,362,000 for the quarter ended March 31, 1996. The average rate paid on interest-bearing liabilities increased 5 basis points from 4.83% for the first quarter of 1996 compared to 4.88% for the first quarter of 1997. This slight increase was as a result of higher amounts of long-term debt and other borrowed funds in the first quarter of 1997 versus the first quarter of 1996. The average rate paid on deposits decreased 3 basis points from 4.85% for the first quarter of 1996 compared to 4.82% for the first quarter of 1997 due to the improved deposit mix.

     In September of 1996 the Company elected to increase the rate on money market deposits to 4.20% APY (annual percentage yield). The Company has guaranteed this minimum APY for all money market savings accounts opened as of December 31, 1996 and having balances of $1000 or more, through June 30, 1998. The Bank's total balance in money market savings deposits increased $6,344,293 during the first quarter of 1997, or 7.00%, from $90,586,393 at December 31, 1996 to $96,930,686 at March 31,
1997. This strategy contributed to the increase in the Company's interest expense during the first three months of 1997 versus the first three months of 1996. However, the Company believes the higher rate is justified because the Company has historically had comparatively low money market deposit balances compared to many banks and instead relied more heavily on time deposits as a funding source. The above market yield on the money market account was a conscious strategy designed to change the Company's deposit composition by significantly increasing money market account balances while at the same time attracting funds at a yield lower than that which would have been paid on time deposits. At December 31, 1996, total money market savings deposits were 34.3% of total deposits and 38.5% of total interest-bearing deposits. At March 31, 1997, the percentage that total money market savings deposits were of total deposits and total interest-bearing deposits, decreased slightly to 33.2% and 37.1%, respectively.

     Interest expense on certificates of deposit increased $253,891, or 16.67%, from $1,523,233 during the first three months of 1996 to $1,777,124 during the first three months of 1997. This increase was due to an increase in the average volume of certificates of deposit in the amount of $15,657,000, or 14.13%, from $110,790,000 for the three months ended March 31, 1996 to $126,447,000 for the three months ended March 31, 1997.

     Interest expense on other borrowed funds and long-term debt increased for the first quarter of 1997 to $377,800 from $71,598 for the first quarter of 1996 because the average balance of borrowed funds and long-term debt increased to $28,225,382 for the first quarter of 1997 from $6,575,233 for the first quarter of 1996. The increase, along with the increase in deposits, funded purchases of securities and loans as part of an on-going arbitrage program that's designed for the primary purpose of increasing earnings while also managing interest rate risk and liquidity. Another integral part of this strategy is to aggressively promote "free" non-interest bearing business and personal demand (checking) accounts. This strategy will continue throughout 1997 in an on-going effort by the Company to lower its overall cost of funds. During the first quarter of 1997, the balance of non-interest bearing business and personal demand (checking) deposits increased from $29,048,391 at December 31, 1996 to $31,154,918 at March 31, 1997, an increase of $2,106,527, or 7.25%. On an average balance basis, the increase from the first three months of 1996 to the first three months of 1997 was $9,206,000, or 54.27%, from $16,962,000 for the first quarter of
1996 to $26,168,000 for the first quarter 1997. To the extent the Company is successful in increasing its non-interest bearing deposits as a percentage of total deposits, this should help mitigate any increase in interest rates on savings accounts and certificates of deposit acquired to fund earning assets in the future.

                    Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Bank based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors (See discussion under "Asset Quality"). The provision for loan losses was $241,000 for the first three months of 1997 compared to $80,000 for the first three months of 1996. The reason for the increase in the first quarter of 1997 versus 1996 was to replace that portion of the allowance for loan losses used to fund loan charge-offs, net of recoveries during the first quarter of 1997 of $134,253, as well as to build the allowance for loan losses to a level deemed to be satisfactory given the growth in the size of the loan portfolio during the first quarter of 1997. Non-performing assets were .90% of total assets at March 31, 1997, compared to 1.06% at December 31, 1996. Delinquencies were 3.0% of total loans at March 31, 1997, compared to 2.7% at December 31, 1996.

     Below are tabular presentations showing detail information about the Company's non-performing loans and assets as of March 31, 1997 and 1996 and an analysis of the Company's allowance for loan losses and other related data for the three months ended March 31, 1997 and 1996.

                                                   March 31,            March 31,
                                                      1997                1996
                                                    Percent            Percent
                                                    of Loans           of Loans
                                                    in Each            in Each
                                                    Category           Category
                                             Amount to Loans(1)    Amount to Loans(1)
        Allocation of allowance
          for loan losses:
          Commercial                          $ 658    44.27%      $ 449    41.88%
          Mortgage                              446    42.96%        343    42.66%
          Installment                           128     8.32%        111     9.62%
          Construction                           68     4.45%         68     5.84%
          General Allowance                     807                  806
            Total                            $2,107               $1,777

        (1) Loans, net of unearned income

                                                      Quarters Ended
                                                     3/31/97  3/31/96
                                                   (Dollars in thousands)
        Balance at beginning of year:             $ 2001       $ 1,674
          Charge-offs:
            Commercial                                13             3
            Real estate-mortgage                     104            35
            Consumer                                  35            15
              Total charge-offs                   $  152       $    53
        Recoveries:
          Commercial                                   6            56
          Real estate-mortgage                        11            18
          Consumer                                    --             2
              Total recoveries                    $   17       $    76
        Net charge-offs (Recoveries)                 135           (23)
        Provision for loan losses                    241            80
        Balance at end of year                    $2,107        $1,777
                                                  ======        ======
        Average loans outstanding(1)            $199,557      $152,040
                                                ========      ========
        As a percent of average loans(1):
          Net charge-offs                           0.07%        (0.02)%
          Provision for loan losses                 0.12%         0.05%
          Allowance for loan losses                 1.06%         1.17%
        Allowance as a percent of each
          of the following:
          Total loans, net of
            unearned income                          1.02%        1.15%
          Total delinquent loans (past
            due 30 to 89 days)                      58.30%       48.43%
          Total non-accrual loans                   82.08%       96.11%

        (1) Includes non-accruing loans

                                                    3/31/97        3/31/96
        (Dollars in thousands)
        Loans accruing, but past
          due 30 to 89 days                         $3,614         $3,669
                                                    ======         ======
        Loans accruing, but past due
          90 days or more                           $  421         $  449
                                                    ======         ======
        Total non-accrual loans                     $2,567         $1,849
        Restructured loans                              78             84
        Foreclosed real estate                         460          1,334
        Total non-performing
          assets (1)                                $3,105         $3,267
                                                    ======         ======
        Loans accruing, but past due 30 to
          89 days, as a percentage of total
          loans, not of unearned income               1.75%          2.37%
                                                      =====          =====
        Non-accrual loans as a
          percentage of total loans,
          net of unearned income                      1.25%          1.20%
                                                      =====          =====
        Non-performing assets as a
          percentage of total assets                  0.90%          1.38%
                                                      =====          =====

(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) foreclosed real estate and
     (iii) restructured loans. All loans, except for loans that are insured for credit loss, are place on non-accrual status upon becoming 90 days past due in either principal or income.

                          Other Income

     Non-interest income increased $69,459, or 26.34%, from $263,696 during the first quarter 1996 to $333,155 during the first quarter 1997. The increase was due primarily to a $71,637 increase in customer service fees for services such as merchant card fee income, overdraft and NSF (non-sufficient funds) charges, safe deposit box rentals, and other miscellaneous fees which are primarily deposit driven. The rate of increase in customer service fees was faster than the rate of increase in the Bank's average total deposits for the first three months of 1997. Customer service fees increased 50.31% during the first quarter of 1997 while average total deposits increased 42.82% during the same period. Also, income from mortgage banking activities increased $8,711, or 7.60%, from $114,641 during the first quarter of 1996 to $123,352 during the first quarter of 1997. Mortgage banking revenues include the gain on loans sold and related fees.

                         Other Expenses
     Total other expenses increased $515,209, or 35.79%, from $1,439,359 during the first three months of 1996 to $1,954,568 during the first three months of 1997. Salaries and wages increased $247,261, or 49.65%, from $498,054 during the first quarter of 1996 to $745,315 for the first quarter of 1997. Employee benefits increased $57,982, or 46.64%, from $124,322 during the first quarter of 1996 to $182,304 during the first quarter 1997. Occupancy expenses increased $10,567, or 7.62%, from $138,720 during the first three months of 1996 to $149,287 during the same period 1997. Equipment expenses increased $13,678, or 12.76%, from $107,173 during the first quarter of 1996 to $120,851 during the first quarter 1997. Other operating expenses increased $185,721, or 32.52%, from $571,090 during the first three months of 1996 to $756,811 during the same period of 1997. Other operating expenses encompasses all expenses not otherwise categorized, and includes items such as third-party data processing costs for ATM machines and payroll, FDIC insurance premiums, professional fees, advertising costs, office supplies, insurance and other miscellaneous expenses. The primary reason that other expenses increased during the first quarter of 1997 as compared with the first quarter of 1996 was the growth of the Bank over that period of time. In particular, a significant amount of the expenses related to the opening of the new Muhlenberg and Shillington Branch offices.

     Starting January 1, 1996, the FDIC insurance premiums for all well-capitalized banks, such as Berks County Bank, were reduced to $2,000 a year. However, beginning January 1, 1997, banks will be required to help pay for the FICO obligation interest payments at the rate of 1.29 cents per $100 in deposits. The Bank estimates that the FICO assessment will be approximately $30,000 for 1997. This will continue through the year 1999 and then starting January 1, 2000, the interest payments will be paid pro-rata by banks and thrifts. For the first three months of 1997, the Bank expensed $6,993 relating to the FICO assessment.

     Advertising expense decreased 14.94%, from $156,115 during the first quarter of 1996 to $132,792 during the first quarter of 1997. This discretionary expense is expected to increase during the second quarter 1997 in conjunction with the promotion of the opening of the Muhlenberg and Shillington offices. Office supplies and expense increased 46.66%, from $88,433 during the first quarter of 1996 to $129,698 during the first quarter of 1997. This increase was due to the growth of the Bank and the need to stock the two new branches.

     During the normal course of operations, it becomes necessary for the Bank to take possession of real estate collateral associated with non-performing loans. Until that real estate is disposed of through a sale, the Bank often must incur maintenance, repair, taxes and other expenses in order to protect the value of that real estate. These costs, plus losses on the sale of foreclosed real estate totaled $60,698 during the first three months of 1997 versus $19,123 during the same period in 1996, an increase of $41,575, or 217.41%. EDP outsourcing and MAC fees increased $29,612, or 38.79%, from $76,344 during the first quarter of 1996 to $105,956 during the first quarter of 1997. The increase was due largely to the growth of the Bank and the introduction of the BCB check card in 1996.

                   Provision For Income Taxes

     The provision for income taxes increased $9,572, or 10.02%, to $105,081 for the first quarter of 1997 from $95,509 in the first quarter 1996. The effective tax rates for the first quarters ended March 31, 1997 and 1996 were 17.01% and 21.19% respectively. The significant decrease in these effective tax rates from the statutory tax rate of 34.00% was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities. Tax-exempt income from municipal securities increased $262,890, or 128.27%, for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

                         Asset Quality

     Non-performing assets as a percentage of total assets decreased 15.09% from 1.06% at December 31, 1996 to .90% at
March 31, 1997. Non-performing assets decreased 9.85% from $3,443,825 at December 31, 1996 to $3,104,688 at March 31, 1997.
The ratio of the allowance for possible loan losses to non-performing assets was 58.1% at December 31, 1996 compared to 67.88% at March 31, 1997. Non-performing assets are comprised of non-accrual loans, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

     The balance in the allowance for loan losses was $2,107,360, or 1.02%, of total loans at March 31, 1997 compared with $2,000,612, or 1.03%, of total loans at December 31, 1996. The balance in the allowance for loan losses was 1.87% of total loans excluding residential mortgages at March 31, 1997, compared to 1.83% at December 31, 1996. It has been the Bank's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than its commercial loan portfolio. At March 31, 1997, 45.3% of the Bank's loan portfolio was in residential mortgage loans, compared to 43.7% at December 31, 1996.

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

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at March 31, 1997. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

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

     The difference between interest-sensitive assets and interest- sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and, a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

     The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the Bank dependable and steady growth in net interest income regardless of the behavior of interest rates in the economy.

     The following table presents a summary of the Bank's interest rate sensitivity at March 31, 1997 calculated on a beta-adjusted basis. For purposes of this table, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations.

                                                   Interest Sensitivity at March 31, 1997(3)
                                                             (Dollars in Thousands)
                              0 days      31 days    61 days    91 days   181 days   1 year
                              through     through    through    through   through    through    Over 5
                              30 days     60 days    90 days    180 days  1 year     5 years    Years      Total
Interest-earning assets:
Loans                        $ 41,609   $  4,062   $  4,582   $ 10,125   $ 26,361   $ 88,275   $ 30,945   $205,959
Securities (1)                  2,773          -         45        355      2,489     13,686     90,524    109,872
Interest-bearing deposits
  & Federal Funds sold          1,887          -          -          -          -          -          -      1,887
Total                         $ 46,269   $  4,062   $  4,627   $ 10,480   $ 28,850   $101,961   $121,469   $317,718
Interest-bearing liabilities:
Interest-bearing
  deposits (2)               $ 75,090   $  8,295   $  5,797   $ 24,273   $ 13,374   $ 67,426   $ 66,970   $261,225
Borrowed funds                  4,095          -          -      2,000          -      2,000     10,000     18,095
Non-interest bearing deposits   5,254          -          -          -          -          -     25,901     31,155
Total                        $ 84,439   $  8,295   $  5,797   $ 26,273     13,374   $ 69,426   $102,871   $310,475
Interest-rate sensitivity gap:
Interval                     $(38,170)  $ (4,233)  $ (1,170)  $(15,793)  $ 15,476   $ 32,535   $ 18,598   $  7,243
Cumulative                   $(38,170)  $(42,403)  $(43,573)  $(59,366)  $(43,890)  $(11,355)  $  7,243   $  7,243
ratio of cumulative gap to
total rate-sensitive assets   (12.01%)   (13.35%)   (13.71%)   (18.69%)   (13.89%)    (3.57%)     2.28%     2.28%
                             =====================================================================================
___________________

(1) Maturity of securities is based on maturity date; excludes unrealized depreciation on available for sale securities
(2) All deposits other than time deposits are included in "One year or less" category
(3)  Calculated on a beta-adjusted basis

     Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table.

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

     Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of .75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability. A beta is assigned to each key rate for each asset and liability account; and, the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of March 31, 1997 indicate that despite the negative GAP balance shown in the table, the Bank does not have material interest-rate risk in the event that interest rates rise or fall as much as 200 basis points over the next twelve months.

                             Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at March 31, 1997 was 9.61% compared to 10.39% at December 31, 1996. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at March 31, 1997 was 10.63% compared to 11.44% at December 31, 1996. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At March 31, 1997, the Company's leverage ratio was 6.22% versus 6.82% at December 31, 1996. The Company is categorized as "well capitalized" under applicable Federal regulations. The Company has been accepting voluntary cash contributions under its dividend reinvestment program since March, 1997, to support the future growth of the Company and maintain the Company's leverage ratio above the regulatory requirement for well-capitalized banks. There is no guarantee that these voluntary cash contributions will be sufficient to support the future growth of the Company. The Company's capital performance, as measured by its annualized return on average equity ratio (ROAE), increased to 10.56% for the first quarter of 1997 from 7.71% for the first quarter of 1996. This increase was caused by the increase in earnings from the first three months of 1996 to the first three months of 1997.

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $2,900,000 of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration. In March 1997, the Company declared a $ .07 per share cash dividend to stockholders of record on April 14, 1997, payable April 21, 1997. Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold.

     These liquid assets totaled $18.3 million at March 31, 1997 compared to $35.0 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At
March 31, 1997, the Bank estimated that an additional $23.1 million of loans will mature or repay in the next six-month period ended September 30, 1997.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At March 31, 1997, the Bank had approximately $98.8 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $98.5 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

     Liquidity can be further analyzed by reference to the Unaudited Consolidated Statements of Cash Flows. Net cash provided by (used in) operating activities during the first quarters ended March 31, 1997 and 1996 was ($1.6) million and $2.0 million, respectively. The decrease from first quarter of 1996 to first quarter of 1997 was due primarily to an increase in other assets. Other assets increased due to the recording of $3.9 million in securities traded to sell at March 31, 1997. The Company's cash flows from financing activities decreased from $23.9 million at March 31, 1996 to $10.3 million at March 31, 1997, due primarily to the repayment of other borrowed funds and long term debt. Repayment of other borrowed funds was $7.6 million at March 31, 1997 and principal payments on long-term debt amounted to $10.0 million. The Company utilized $5.5 million in cash for investing activities through March 31, 1997 versus $24.6 million through March 31, 1996. The decrease in cash utilized for investing activities was primarily due to a decrease in the interest-bearing deposits with banks in the amount of $20.6 million at March 31, 1997. The changes in cash flows resulted in a net increase of internally generated cash of $3.2 million during the quarter ended March 31, 1997 compared to a net increase of $1.3 million for the quarter ended March 31, 1996.

     Capital expenditures that are anticipated for the remainder of 1997 include approximately an additional $200,000 to complete the site improvement and construction of a full service branch facility in Shillington, Pennsylvania, and approximately $1,000,000 for site improvement and construction of a full service facility in the fourth quarter 1997 at a location to be determined. These cost estimates also include furniture, fixtures and equipment costs necessary to operate these offices.

                      Effects of Inflation

     The Bank's asset and liability structure is primarily monetary in nature. As such, the Bank's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have a significant impact on financial performance, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index. Future Outlook During the remainder of 1997, the Bank will continue to offer basic banking products and services through its six full service offices in Berks and Montgomery counties. The Bank plans to open a seventh full service office at an as-yet determined site perhaps as early as the fourth quarter of 1997. The Bank also plans to increase loan volume at four loan production offices in Berks, Montgomery, Schuylkill, and Bucks Counties. In the past year, the Bank has experienced unprecedented growth opportunities due, in large part to the announced or completed acquisition of several dominant banks in its market area such as Bank of Pennsylvania/Dauphin Deposit, Meridian and Midlantic by foreign or super regional out-of-area banks - Allied Irish, CoreStates and PNC, respectively. The growth was aberrational and the Bank should return to a somewhat slower and more normal
growth pattern.   Future growth plans include the opening of the
Shillington office in May 1997, a seventh branch office in late 1997 at a location yet to be determined, and the addition of one or two new offices a year thereafter in Berks or the contiguous counties of Chester, Lancaster, Lebanon, Lehigh, Montgomery and Schuylkill.

                             PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   OTHER INFORMATION - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11. Statement regarding computation of per share earnings

          27.  Financial Data Schedule.


          (b)  Reports on Form 8-K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May ___, 1997                 BCB FINANCIAL SERVICES CORPORATION

                              (Registrant)

                               By /s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer (Authorized Officer
                                   and Principal Financial
                                   Officer)

                          EXHIBIT INDEX

Exhibit No.         Description

     11        -    Statement regarding computation of per share
                    earnings (is included in Note B to
                    Consolidated Financial Statements
                    (Unaudited)).

     27        -    Financial Data Schedule.