Form 10QSB/A
period 1997-03-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-05-23
CIK 920865

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                       FORM 10-QSB/A NO. 1

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

                            Contents

PART I    FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            as of March 31, 1997 and December 31, 1996        3

          Consolidated Statements of Income
            (Unaudited) for the Three Month Period
            ended March 31, 1997 and 1996                     4
          Consolidated Statements of Stockholders'
            Equity (Unaudited) for the Three-Month Period
            Ended March 31, 1997                              5
          Consolidated Statements of Cash Flows
            (Unaudited) for the Three-Month Period
            Ended March 31, 1997 and 1996                   6-7
          Notes to Consolidated Financial
            Statements (Unaudited)                          8-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                 29
Item 2.   Changes in Securities                             29
Item 3.   Defaults Upon Senior Securities                   29
Item 4.   Submission of Matters to a Vote of
          Security Holders                                  29
Item 5.   Other Information                                 29
Item 6.   Exhibits and Reports on Form 8-K                  29

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

NOTE F:  SUBSEQUENT EVENT

On May 1, 1997, the Company's Board of Directors approved an amendment to the articles of incorporation to increase the number of authorized shares of the Company's common stock from 3,000,000 shares to 20,000,000 shares. The amendment is contingent upon shareholder approval, at a special meeting of shareholders to be held on June 11, 1997.

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

     Total liabilities increased by $18,909,765, or 6.20%, from $304,818,633 at year-end 1996 to $323,728,398 at March 31, 1997.
During this period, deposits, the Company's primary source of funds, increased by 10.61% from $264,323,331 at year-end 1996 to $292,379,714 at March 31, 1997. The deposit mix changed considerably during 1996 and that trend continued during the first quarter of 1997. The change in the deposit mix occurred because the Bank placed greater emphasis upon the generation of money market deposits, accomplished by offering an above-market rate of 4.20% APY (annual percentage yield) for balances above $1000. The Bank also changed its deposit mix by offering no-fee, "free" personal and business checking while many competitors charged fees for these products. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $19,773,065, or 13.92%, from $142,018,033 at
December 31, 1996 to $161,791,098 at March 31, 1997.  As a
percentage of total deposits, aggregate demand and savings deposits increased from 53.73% at December 31, 1996 to 55.34% at March 31, 1997. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased $8,283,318, or 6.77%, from $122,305,298 at year-end 1996 to $130,588,616 at
March 31, 1997. As a percentage of total deposits, certificates of deposit decreased from 46.27% at December 31, 1996 to 44.66% at March 31, 1997. The proceeds from the net increase in deposits were used to fund new loans, new securities purchases, increases in bank premises and equipment, and to reduce long-term debt and other borrowed funds.

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

                                                Average Balances, Average Rates, and Net Interest Margin
                                                      Three Months Ended               Three Months Ended

                                                      March 31, 1997                   March 31, 1996


                                                       Interest                         Interest
(Dollars in thousands)                     Average     Income/    Yield/      Average   Income      Yield
                                           Balance     Expense(1) Rate(2)     Balance   Expense(1)  Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits
    at banks                                $10,652   $    151     5.75%    $ 15,460   $     209    5.44%
  U.S. Treasury                               3,464         58     6.79        4,913          70    5.73
  U.S. Government agencies                   50,950        912     7.26        9,554         147    6.19
  State and municipal (3)                    34,510        673     7.91       14,487         296    8.21
  Other bonds and securities                  3,600         47     5.29        1,207          14    4.67
    Total securities                         92,524      1,690     7.41       30,161         527    7.02
  Federal funds sold                          1,145         15     5.31        4,954          63    5.11
  Commercial loans (3)                       92,056      1,993     8.78       72,769       1,611    8.90
  Mortgage loans                             90,825      1,718     7.67       64,418       1,220    7.62
  Installment loans                          16,676        381     9.27       14,853         299    8.10
    Total loans(4)                          199,557      4,092     8.32      152,040       3,130    8.28
    Total interest-
      earning assets                        303,878      5,948     7.94      202,615       3,929    7.80
Unrealized (depreciation) on available
  for sale securities                           (85)                             217
Allowance for loan losses                    (2,006)                          (1,737)
Non-interest earning assets                  18,234                           14,265
    Total assets                           $320,021                         $215,360
                                           ========                         ========
INTEREST-BEARING LIABILITIES:
  Demand deposits,
    interest bearing                       $ 96,605        912     3.83       50,201         466    3.73
  Savings deposits                           18,930        185     3.96        9,796          71    2.92
  Other time deposits                       126,447      1,777     5.70      110,790       1,523    5.53
    Total deposits                          241,982      2,874     4.82      170,787       2,060    4.85
  Other borrowed funds                        6,781         90     5.38        2,575          26    4.06
  Long-term debt                             21,444        288     5.45        4,000          46    4.63
    Total interest-bearing
      liabilities                           270,207      3,252     4.88      177,362       2,132    4.83
  Demand deposits,
    non-interest bearing                     26,168                           16,962
Other non-interest
  bearing liabilities                         3,968                            2,510
   Total liabilities                        300,343                          196,834
Redeemable common stock                         ---                               67
Stockholders' equity                         19,678                           18,459
Total liabilities,
     redeemable common
     stock and stockholders'
     equity                                $320,021                         $215,360
                                           ========                         ========
Net interest income                                   $  2,696                           $  1,797
                                                      ========                           ========
Net interest margin (5)                                            3.60%                            3.57%
                                                                   =====                            =====

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

     The Company's total interest expense increased $1,119,881, or 52.53%, to $3,251,584 during the first quarter of 1997 compared to $2,131,703 during the first quarter of 1996. This increase was due to an increase in the volume of average interest-bearing liabilities of $92,845,000, or 52.35%, to $270,207,000 for the quarter ended March 31, 1997 versus $177,362,000 for the quarter ended March 31, 1996. The average rate paid on interest-bearing liabilities increased 5 basis points from 4.83% for the first quarter of 1996 compared to 4.88% for the first quarter of 1997. This slight increase was as a result of higher amounts of long-term debt and other borrowed funds in the first quarter of 1997 versus the first quarter of 1996. The average rate paid on deposits decreased 3 basis points from 4.85% for the first quarter of 1996 compared to 4.82% for the first quarter of 1997 due to the improved deposit mix.

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

        (1) Loans, net of unearned income

                                                      Quarters Ended
                                                     3/31/97  3/31/96
                                                   (Dollars in thousands)
        Balance at beginning of year:             $ 2001       $ 1,674
          Charge-offs:
            Commercial                                13             3
            Real estate-mortgage                     104            35
            Consumer                                  35            15
              Total charge-offs                   $  152       $    53
        Recoveries:
          Commercial                                   6            56
          Real estate-mortgage                        11            18
          Consumer                                    --             2
              Total recoveries                    $   17       $    76
        Net charge-offs (Recoveries)                 135           (23)
        Provision for loan losses                    241            80
        Balance at end of year                    $2,107        $1,777
                                                  ======        ======
        Average loans outstanding(1)            $199,557      $152,040
                                                ========      ========
        As a percent of average loans(1):
          Net charge-offs                           0.07%        (0.02)%
          Provision for loan losses                 0.12%         0.05%
          Allowance for loan losses                 1.06%         1.17%
        Allowance as a percent of each
          of the following:
          Total loans, net of
            unearned income                         1.02%         1.15%
          Total delinquent loans (past
            due 30 to 89 days)                     58.30%        48.43%
          Total non-accrual loans                  82.08%        96.11%

        (1) Includes non-accruing loans

                                                         March 31,
                                                    1997          1996
                                                  (Dollars in thousands)
        Loans accruing, but past
          due 90 days or more                      $  421       $  449

        Total non-accrual loans                     2,567        1,849

        Restructured loans                             78           84

        Total non-performing loans                  3,066        2,382

        Foreclosed real estate (1)                    460        1,334

        Total non-performing assets (2)             3,526        3,716
                                                    =====        =====
        Non-performing loans as a percentage
          of total loans, net of unearned
          income                                     1.49%        1.54%

        Non-performing assets as a percentage
          of total assets                            1.03%        1.57%


___________________

(1) Foreclosed real estate having a carrying value of $446,000 was sold on April 7, 1997 for a gain of $57,000.

(2) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and
     (iii) restructured loans. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest. Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

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

                         Asset Quality

     Non-performing assets as a percentage of total assets decreased 8.04% from 1.12% at December 31, 1996 to 1.03% at
March 31, 1997.  Non-performing assets decreased 2.90% from
$3,630,587 at December 31, 1996 to $3,525,261 at March 31, 1997.
The ratio of the allowance for loan losses to non-performing assets was 55.10% at December 31, 1996 compared to 59.78% at March 31, 1997. Non-performing assets are comprised of loans
90 days or more past due but still accruing, non-accrual loans, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

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


                                                   Interest Sensitivity at March 31, 1997(3)
                                                             (Dollars in Thousands)
                              0 days      31 days    61 days    91 days   181 days   1 year
                              through     through    through    through   through    through    Over 5
                              30 days     60 days    90 days    180 days  1 year     5 years    Years      Total
Interest-earning assets:
Loans                        $ 41,609   $  4,062   $  4,582   $ 10,125   $ 26,361   $ 88,275   $ 30,945   $205,959
Securities (1)                  2,773          -         45        355      2,489     13,686     90,524    109,872
Interest-bearing deposits
  & Federal Funds sold          1,887          -          -          -          -          -          -      1,887
Total                        $ 46,269   $  4,062   $  4,627   $ 10,480   $ 28,850   $101,961   $121,469   $317,718
Interest-bearing liabilities:
Interest-bearing
  deposits (2)               $ 75,090   $  8,295   $  5,797   $ 24,273   $ 13,374   $ 67,426   $ 66,970   $261,225
Borrowed funds                  4,095          -          -      2,000          -      2,000     10,000     18,095
Non-interest bearing deposits   5,254          -          -          -          -          -     25,901     31,155
Total                        $ 84,439   $  8,295   $  5,797   $ 26,273     13,374   $ 69,426   $102,871   $310,475
Interest-rate sensitivity gap:
Interval                     $(38,170)  $ (4,233)  $ (1,170)  $(15,793)  $ 15,476   $ 32,535   $ 18,598   $  7,243
Cumulative                   $(38,170)  $(42,403)  $(43,573)  $(59,366)  $(43,890)  $(11,355)  $  7,243   $  7,243
ratio of cumulative gap to
total rate-sensitive assets   (12.01%)   (13.35%)   (13.71%)   (18.69%)   (13.81%)    (3.57%)     2.28%     2.28%
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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   OTHER INFORMATION - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11. Amended Statement regarding computation of per share earnings

          27.  Amended Financial Data Schedule.


          (b)  Reports on Form 8-K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 22, 1997                  BCB FINANCIAL SERVICES CORPORATION

                              (Registrant)

                              By /s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer (Authorized Officer
                                   and Principal Financial
                                   Officer)

                          EXHIBIT INDEX

Exhibit No.         Description

     11        -    Amended Statement regarding computation of
                    per share earnings.

     27        -    Amended Financial Data Schedule.