Form 10QSB/A
period 1997-03-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-05-29
CIK 920865

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                       FORM 10-QSB/A NO. 2

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

NOTE F:  SUBSEQUENT EVENT

On May 1, 1997, the Company's Board of Directors approved an amendment to the articles of incorporation to increase the number of authorized shares of the Company's common stock from 3,000,000 shares to 20,000,000 shares. The amendment is contingent upon shareholder approval, at a special meeting of shareholders to be held on June 11, 1997. The Company's Board of Directors also approved a public offering of up to 1,150,000 shares of the Company's common stock. The public offering is expected to be completed in the second or third quarter of 1997.

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

May 29, 1997                  BCB FINANCIAL SERVICES CORPORATION

                              (Registrant)

                              By /s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer (Authorized Officer
                                   and Principal Financial
                                   Officer)

                          EXHIBIT INDEX

Exhibit No.         Description

     11*       -    Amended Statement regarding computation of
                    per share earnings.

     27*       -    Amended Financial Data Schedule.
________________
*    Previously filed.