Form 10QSB
period 1997-06-30
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-08-14
CIK 920865

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     June 30, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ____________.

                           No. 0-24114
                    (Commission File Number)

               BCB FINANCIAL SERVICES CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

      PENNSYLVANIA                               232444807
(State of Incorporation)                 (IRS Employer ID Number)

   400 WASHINGTON STREET, READING, PA                     19601
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

        Number of Shares Outstanding as of July 31, 1997

COMMON STOCK ($2.50 Par Value)                     3,459,473
       (Title of Class)                      (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION

                           FORM 10-QSB

               For the Quarter Ended June 30, 1997

                            Contents

PART I    FINANCIAL INFORMATION                          Page No.

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
            June 30, 1997 and December 31, 1996              3-4

          Consolidated Statements of Income                  5
            for the Six and Three Month Periods
            ended June 30, 1997 and 1996

          Consolidated Statements of Stockholders'
            Equity for the Six-Month Period
            Ended June 30, 1997                              6

          Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended June 30,
            1997 and 1996                                   7-8

          Notes to Consolidated Financial Statements        9-10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     11-28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                  29
Item 2.   Changes in Securities                              29
Item 3.   Defaults Upon Senior Securities                    29
Item 4.   Submission of Matters to a Vote of Security
            Holders                                        29-30
Item 5.   Other Information                                  30
Item 6.   Exhibits and Reports on Form 8-K                   30

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED BALANCE SHEETS

ASSETS                                June 30,       December 31,
                                        1997             1996
                                     (Unaudited)
Cash and due from banks             $ 13,542,805    $  8,984,814
Interest-bearing deposits with
  banks                                  214,179      21,407,097
Federal funds sold                       250,000       1,290,000
Securities available for sale         94,510,552      53,488,975
Securities held to maturity, fair
  value June 30, 1997 $38,746,832;
  December 31, 1996 $35,147,354       38,631,431      35,065,480
Loans receivable, net of allowance
  for loan losses June 30, 1997
  $2,324,495; December 31, 1996
  $2,000,612                         223,425,469     192,147,673
Mortgages held for sale                  455,838         609,397
Due from mortgage investors            4,908,131       3,478,353
Bank premises and equipment, net       6,039,412       4,394,797
Accrued interest receivable            3,018,246       2,129,185
Foreclosed real estate                   145,772         761,500
Deferred income taxes                    412,781         245,935
Other assets                             719,928         519,096

      TOTAL ASSETS                  $386,274,544    $324,522,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing    $ 36,972,481    $ 29,048,391
    Demand, interest bearing         140,545,618     100,846,581
    Savings                            9,425,550      12,123,061
    Time deposits                    135,175,008     122,305,298

      TOTAL DEPOSITS                 322,118,657     264,323,331

Accrued interest payable and other
  liabilities                          4,521,910       4,776,903
Other borrowed funds                  27,043,564      13,718,399
Long-term debt                        12,000,000      22,000,000

      TOTAL LIABILITIES              365,684,131     304,818,633

Stockholders' equity:
  Common stock, par value $2.50
    per share; authorized
    20,000,000 shares; issued and
    outstanding June 30, 1997
    2,078,673 shares; December 31,
    1996 2,070,385 shares              5,196,683       5,175,963
  Surplus                              9,983,756       9,876,483
  Retained earnings                    5,606,666       4,700,631
  Net unrealized (depreciation)
    on securities available for
    sale, net of taxes                  (196,692)        (49,408)

      TOTAL STOCKHOLDERS' EQUITY      20,590,413      19,703,669

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $386,274,544    $324,522,302

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                          For the Six Months Ended  For the Three Months Ended
                                            June 30,      June 30,     June 30,     June 30,
                                              1997          1996         1997         1996
Interest Income:
  Loan Receivable, including fees         $ 8,517,218   $6,497,880   $4,436,464   $3,368,673
  Interest and dividends on securities:
    U.S. Treasury                             104,684      138,313       46,315       68,431
    U.S. Government agencies and
      corporations                          2,286,700      458,949    1,374,336      311,637
    State and political subdivisions,
      tax exempt                              905,903      511,255      438,069      306,311
    Dividends                                 117,711       37,913       71,057       23,497
  Interest-bearing deposits with banks        186,227      288,294       39,457       79,120
  Interest on federal funds sold               21,042       84,857        6,439       21,760
        Total interest income              12,139,485    8,017,461    6,412,137    4,179,429

Interest expense:
  Deposits                                  6,090,812    4,201,175    3,217,028    2,141,070
  Other borrowed funds                        308,972       39,318      218,775       13,386
  Long-term debt                              461,697       99,886      174,094       54,220
        Total interest expense              6,861,481    4,340,379    3,609,897    2,208,676

          Net interest income               5,278,004    3,677,082    2,802,240    1,970,753
Provision for loan losses                     501,500      325,000      260,500      245,000
          Net interest income after
            provision for loan losses       4,776,504    3,352,082    2,541,740    1,725,753

Other income:
  Customer service fees                       452,695      311,903      238,676      169,521
  Mortgage banking activities                 344,029      259,268      220,677      144,627
  Net realized (loss) gain on sale of
    securities                                 (4,465)        (682)       1,109          ---
  Other                                        21,468        9,615       15,862        2,260
        Total other income                    813,727      580,104      476,324      316,408

Other expenses:
  Salaries and wages                        1,629,878      987,708      884,563      489,654
  Employee benefits                           400,327      265,591      218,023      141,269
  Occupancy                                   322,870      274,304      173,583      135,584
  Equipment depreciation and maintenance      252,522      204,891      131,671       97,718
  Other operating expenses                  1,519,337    1,239,710      762,526      668,620
        Total other expenses                4,124,934    2,972,204    2,170,366    1,532,845

    Income before income taxes              1,465,297      959,982      847,698      509,316

Federal income taxes                          268,760      181,051      163,679       85,542

        Net Income                        $ 1,196,537   $  778,931   $  684,019   $  423,774

  Earnings per common and common
    equivalent share                      $      0.56   $     0.37   $     0.32   $     0.20

  Weighted average common and common
    equivalent shares outstanding           2,125,011    2,083,942    2,125,077    2,085,416

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 1997 (Unaudited)

                                                                                                      Net Unrealized
                                                                                                      (Depreciation)
                                                                                                      On Securities
                                                                Common                   Retained     Available for
                                                                 Stock       Surplus     Earnings          Sale           Total
Balance, December 31, 1996                                    $5,175,963   $9,876,483   $4,700,631      ($49,408)      $19,703,669
Issuance of 1,664 shares of common stock upon exercise
  of stock options                                                 4,160        8,026          ---           ---            12,186
Issuance of 6,624 shares of common stock under dividend
  reinvestment plan                                               16,560       99,247          ---           ---           115,807
Net change in unrealized depreciation on securities
  available for sale, net of taxes                                   ---          ---          ---      (147,284)         (147,284)
Cash dividends                                                       ---          ---     (290,502)          ---          (290,502)
Net income                                                           ---          ---    1,196,537           ---         1,196,537
Balance, June 30, 1997                                        $5,196,683   $9,983,756   $5,606,666     ($196,692)      $20,590,413

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                       For the Six Months Ended
                                       June 30,       June 30,
                                         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                           $  1,196,537   $    778,931
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Provision for loan and foreclosed
    real estate losses                    571,261        362,613
  Provision for depreciation and
    amortization                          235,329        184,598
  Net realized loss on sale of
    securities                              4,465            682
  Proceeds from sale of mortgage
    loans                              20,086,562     15,496,050
  Net loss on sale of mortgage
    loans                                   9,983          8,288
  Mortgage loans originated for
    sale                              (20,090,150)   (15,487,762)
  Net amortization of securities
    premiums and discounts                (19,217)       (30,040)
  (Increase) decrease in:
    Due from mortgage investors        (1,429,778)     1,603,713
    Accrued interest receivable          (889,061)      (376,270)
    Deferred income taxes                 (90,973)       (35,393)
    Other assets                           31,518       (222,210)
    Increase in accrued interest
      payable and other liabilities       898,473        535,357

    Net cash provided by operating
      activities                          514,949      2,818,557

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds for sales of securities
    available for sale                  4,197,254      2,882,065
  Proceeds from maturities of and
    principal repayments on
    securities available for sale       5,431,980        106,846
  Proceeds from maturities of
    securities held to maturity         1,440,000      1,165,000
  Purchases of securities available
    for sale                          (52,278,205)    (8,668,677)
  Purchases of securities held to
    maturity                           (4,994,062)   (16,564,129)
  Decrease in interest-bearing
    deposits with banks                21,192,918      3,272,559
  Net decrease in federal funds sold    1,040,000      1,721,000
  Loans made to customers, net of
    principal collected               (31,897,074)   (24,990,186)
  Proceeds from sales of
    foreclosed real estate                810,909         31,637
  Purchases of bank premises and
    equipment                          (1,879,944)       (55,305)

    Net cash used in investing
      activities                      (56,936,224)   (41,099,190)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits             57,795,326     44,771,910
  Proceeds from (repayment of) other
    borrowed funds                     13,325,165     (1,267,059)
  Principal payments of long-term
    borrowings                        (10,000,000)           ---
  Proceeds from exercise of stock
    options                                12,186         13,447
  Proceeds from issuance of stock
    under the dividend reinvestment
    plan                                  115,807            ---
  Cash dividends                         (269,218)      (189,613)

    Net cash provided by financing
      activities                       60,979,266     43,328,685

    Increase in cash and due from
      banks                             4,557,991      5,048,052

Cash and due from banks:
  Beginning                             8,984,814      7,656,846

  Ending                             $ 13,542,805   $ 12,704,898

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash payments for:
    Interest                         $  6,809,237   $  4,315,319

    Income taxes                     $    225,000   $    320,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Foreclosed real estate acquired
    in settlement of loans           $    188,212   $    159,782

See Notes To Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

NOTE A.  BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of the BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B.  EARNINGS PER SHARE

     Earnings per common and common equivalent share are computed based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the six months ended June 30, 1997 and 1996. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options. Weighted average number of common shares and common equivalent shares outstanding have been adjusted for all stock dividends and stock splits effected through June 30, 1997.

NOTE C:  OTHER EXPENSES

     The following represents the most significant categories of other expenses for the six month period ended June 30, 1997 and 1996:

                                         For the Six Months Ended
                                          June 30,      June 30,
                                            1997          1996

     Advertising                         $  357,186    $  336,485
     EDP outsourcing and MAC fees           229,676       155,989
     Office Supplies and expense            292,073       177,710
     Foreclosed real estate expenses          5,049       106,588
     All other expenses                     635,353       462,938
                                         $1,519,337    $1,239,710

NOTE D:  STOCK OFFERING

     The Company successfully completed its secondary public offering of 1,380,000 shares in July, 1997. The shares were offered at $16.375 per share. Net proceeds to the Company, after deducting expenses, will be approximately
     $20.8 million.

Note E:  Reclassifications

     Certain items in the June 30, 1996 financial statements have been reclassified to conform to the June 30,1997 financial statement presentation format. These reclassifications had no effect on net income.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

                 FINANCIAL CONDITION HIGHLIGHTS

     Total assets increased to $386,274,544 at June 30, 1997, an increase of $61,752,242, or 19.03%, from $324,522,302 at
December 31, 1996. The increase in assets is the result of higher levels of loans and securities, which were funded by the increase in deposits for the first six months.

     Loans, net of allowance for loan losses of $2,324,495 at June 30, 1997 and $2,000,612 at December 31, 1996, increased to $223,425,469 at June 30, 1997 from $192,147,673 at December 31,
1996. The increase of $31,277,796, or 16.28%, was primarily from an increase in commercial loans of $17,453,954 to $105,776,876 at June 30, 1997 from $88,322,922 at December 31, 1996, and an increase in residential mortgage loans of $11,296,028 to $100,805,938 at June 30, 1997 from $89,509,910 at December 31,
1996.

     Securities increased to $133,141,983 at June 30, 1997 from $88,554,455 at December 31, 1996. The increase of $44,587,528, or 50.35%, was due primarily to the purchase of approximately $52,000,000 in available for sale securities as part of matched funding programs employed to increase earnings. These matched funding programs are further discussed under "Analysis of Net Interest Income." Available for sale securities increased $41,021,577 and held to maturity securities increased $3,565,951 during the first six months of 1997.

     Cash and due from banks, interest-bearing deposits (which are held at the Federal Home Loan Bank, "FHLB"), and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $17,674,927 to $14,006,984 at June 30, 1997 from $31,681,911 at December 31,1996, because the Company redeployed these funds into higher yielding loans and securities. This redeployment of liquid assets was done in anticipation of a significant increase in liquid assets resulting from deposit inflows from the Bank's two newest branches in Muhlenberg and Shillington. These two branches opened at the end of the first quarter and early in the second quarter of 1997, respectively.

     Amounts due from mortgage investors increased to $4,908,131 at June 30, 1997 from $3,478,353 at December 31, 1996. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to twenty-one days after origination.

     Bank premises and equipment, net of accumulated depreciation, increased from $4,394,797 at year-end 1996 to $6,039,412 at June 30, 1997. The increase of $1,644,615 was mainly attributable to the construction of the Muhlenberg and Shillington offices. Muhlenberg opened on March 29, 1997 and Shillington opened on May 3, 1997.

     Foreclosed real estate decreased from $761,500 at December 31, 1996 to $145,772 at June 30, 1997. Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Total liabilities increased by $60,865,498, or 19.97%, from $304,818,633 at year-end 1996 to $365,684,131 at June 30, 1997.
During this period, deposits, the Company's primary source of funds, increased by 21.87%, from $264,323,331 at year-end 1996 to $322,118,657 at June 30, 1997. The deposit mix changed considerably during 1996 and that trend continued during the first six months of 1997. The change in the deposit mix occurred because the Bank placed greater emphasis upon the generation of money market deposits, accomplished by offering an above-market rate of 4.20% APY (annual percentage yield) for balances above $1,000. The Bank also changed its deposit mix by offering no-fee, "free" personal and business checking while many competitors charged fees for these products. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $44,925,616, or 31.63%, from $142,018,033 at
December 31, 1996 to $186,943,649 at June 30, 1997.  As a
percentage of total deposits, aggregate demand and savings deposits increased from 53.73% at December 31, 1996 to 58.04% at June 30, 1997. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased $12,869,710, or 10.52%, from $122,305,298 at year-end 1996 to $135,175,008 at
June 30, 1997. As a percentage of total deposits, certificates of deposit decreased from 46.27% at December 31, 1996 to 41.96% at June 30, 1997. The proceeds from the net increase in deposits were used to fund new loans, new securities purchases and increases in bank premises and equipment.

     Other borrowed funds and long term debt increased $3,325,165 from $35,718,399 at year-end 1996 to $39,043,564 at June 30,
1997. The increase was primarily used to fund new loans and new security purchases.

     Stockholders' equity increased $886,744, or 4.50%, to $20,590,413 at June 30, 1997 compared to $19,703,669 at
December 31, 1996. The increase in stockholders' equity is primarily attributable to the retention of earnings, net of cash dividends declared of $290,502, and the change in net unrealized (depreciation) on securities available for sale, net of taxes. The change in net unrealized (depreciation) on securities available for sale, net of taxes, was ($147,284), from ($49,408) at December 31, 1996 compared to ($196,692) at June 30, 1997. This change was caused by the general increase in interest rates during the period. At June 30, 1997, the unrealized depreciation represented less than 0.5% of the securities available for sale portfolio.

                      RESULTS OF OPERATIONS

                            Overview

     The Company's net income for the second quarter of 1997 was $684,019, an increase of $260,245, or 61.41%, from $423,774 net income for the second quarter of 1996. Net income for the six months ended June 30, 1997 was $1,196,537, 53.61% more than the $778,931 reported for the same period in 1996. The earnings for the second quarter and six months of 1997 were up from the prior year's primarily due to an increase in net interest income.

                 Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Company's net interest income, calculated on a tax-equivalent basis, increased $972,000, or 47.81%, to $3,005,000 during the second quarter of 1997 from $2,033,000 during the second quarter of 1996. For the first six months of 1997, net interest income, calculated on a tax-equivalent basis, increased $1,796,000, or 45.99%, to $5,701,000 from $3,905,000 during the first six months of 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets as well as an increase in the average yield on interest-earning assets. Interest income, on a tax equivalent basis, increased $2,373,000, or 55.94%, from $4,242,000 for the second quarter of 1996 to $6,615,000 for the second quarter of 1997, while interest expense increased $1,401,000, or 63.42%, from $2,209,000 for the second quarter of
1996 to $3,610,000 for the second quarter of 1997. For the first six months of 1997, interest income, on a tax equivalent basis, increased $4,317,000, or 52.36%, to $12,562,000 from $8,245,000 for the first six months of 1996, while interest expense increased $2,521,000, or 58.09%, from $4,340,000 for the first six months of 1996 to $6,861,000 for the first six months of 1997.

     Net interest margin decreased 16 basis points from 3.75% in the second quarter of 1996 to 3.59% in the second quarter of 1997, calculated on a tax-equivalent basis. Net interest margin decreased 12 basis points from 3.71% for the first six months of 1996 versus 3.59% for the six months ended June 30, 1997, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased primarily due to an increase in the average rate paid on interest-bearing liabilities. For the second quarter of 1997, the average rate paid on interest-bearing liabilities, increased 13 basis points to 4.85% from 4.72% for the quarter-ended
June 30, 1996. For the first six months of 1997, the average rate paid on interest-bearing liabilities increased 9 basis points to 4.86% from 4.77% for the first six months of 1996. The increase in the average rate paid on interest-bearing liabilities was caused primarily by the increase in the volume and rate from other borrowed funds and long-term debt for both periods.

     To the extent that the Company chooses to invest in tax-free securities or extend tax-free loans, the Company's tax expense can be reduced from the statutory rate of 34% to an effective rate below that level. The amount of tax that is saved by the acquisition of tax-free assets is included in interest income for purposes of calculating the tax-equivalent yield on earning assets. During 1996, the Company significantly increased its investments in State and Municipal Securities, which are substantially tax-free, except for the disallowance of the deduction of twenty percent of interest expense on deposits or liabilities used to fund these investments, in accordance with the Federal tax laws governing bank qualified securities. The bulk of these investments in State and Municipal Securities were maintained in the portfolio during the first six months of 1997.

     Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following tables provide an analysis of net interest income on a tax-equivalent basis, setting forth for the periods (i) average assets, liabilities and stockholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets).

    Average Balances, Average Rates, and Net Interest Margin

                                       Three Months Ended              Three Months Ended
                                          June 30, 1997                   June 30, 1996
                                             Interest                        Interest
(Dollars in thousands)            Average     Income/    Yield/   Average     Income/    Yield
                                  Balance   Expense(1)  Rate(2)   Balance   Expense(1)  Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits at
    banks                        $  2,939     $   39     5.32%   $  6,239     $   79     5.09%
  U.S. Treasury                     2,647         46     6.97       4,448         68     6.15
  U.S. Government agencies         78,123      1,374     7.05      18,812        312     6.67
  State and municipal(3)           31,975        631     7.91      19,054        369     7.79
  Other bonds and securities        4,323         71     6.59       1,521         23     6.08
    Total securities              117,068      2,122     7.27      43,835        772     7.08
  Federal funds sold                  465          6     5.18       1,803         22     4.91
  Commercial loans(3)             100,842      2,192     8.72      79,903      1,735     8.73
  Mortgage loans                   96,737      1,846     7.65      70,750      1,331     7.57
  Installment loans                17,727        410     9.28      15,051        303     8.10
    Total loans(4)                215,306      4,448     8.29     165,704      3,369     8.18
    Total interest-earning
      assets                      335,778      6,615     7.90     217,581      4,242     7.84
Unrealized depreciation on
  available for sale securities      (959)                           (383)
Allowance for loan losses          (2,223)                         (1,798)
Non-interest earning assets        20,693                          14,165
    Total assets                 $353,289                        $229,565

INTEREST-BEARING LIABILITIES:

  Demand deposits, interest
    bearing                      $126,953     $1,253     3.96%   $  64,888    $  599     3.71%
  Savings deposits                 10,440         67     2.57        9,841        71     2.90
  Other time deposits             133,051      1,897     5.72      108,582     1,471     5.45
    Total deposits                270,444      3,217     4.77      183,311     2,141     4.70
  Other borrowed funds             16,070        219     5.47        1,038        14     5.42
  Long-term debt                   12,000        174     5.82        4,000        54     5.43
    Total interest-bearing
      liabilities                 298,514      3,610     4.85      188,349     2,209     4.72
Demand deposits, non-
    interest bearing               30,385                           20,243
Other non-interest bearing
  liabilities                       4,620                            2,556
    Total liabilities             333,519                          211,148

Stockholders' equity               19,770                           18,417
    Total liabilities and
      stockholders' equity       $353,289                        $ 229,565

Net interest income                          $  3,005                       $  2,033

Net interest margin (5)                                  3.59%                           3.75%

(1)  Includes loan fee income.

(2) Yields on investments are calculated on amortized cost; all yields are annualized.

(3) Taxable, equivalent basis, using a 34% statutory tax rate, and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

(4)  Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

    Average Balances, Average Rates, and Net Interest Margin

                                         Six Months Ended                Six Months Ended
                                          June 30, 1997                   June 30, 1996
                                             Interest                        Interest
(Dollars in thousands)            Average     Income/    Yield/   Average     Income     Yield
                                  Balance   Expense(1)  Rate(2)   Balance   Expense(1)  Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing
    deposits at banks            $  6,775     $  186     5.54%   $ 10,849     $  288     5.34%
  U.S. Treasury                     3,054        105     6.93       4,680        138     5.93
  U.S. Government agencies         64,611      2,287     7.14      13,466        459     6.85
  State and municipal(3)           33,235      1,304     7.91      18,624        739     7.98
  Other bonds and securities        3,963        118     6.00       1,231         38     6.21
      Total securities            104,863      3,814     7.33      38,001      1,374     7.27
  Federal funds sold                  803         21     5.27       3,378         85     5.06
  Commercial loans(3)              96,473      4,186     8.75      75,851      3,345     8.87
  Mortgage loans                   93,797      3,564     7.66      68,785      2,551     7.46
  Installment loans                17,205        791     9.27      14,952        602     8.10
      Total loans(4)              207,475      8,541     8.30     159,588      6,498     8.19
      Total interest-earning
        assets                    319,916     12,562     7.92     211,816      8,245     7.83
Unrealized depreciation on
  available for sale
  securities                         (524)                            (83)
Allowance for loan losses          (2,115)                         (1,768)
Non-interest earning assets        19,469                          10,463
      Total assets               $336,746                        $220,428

INTEREST-BEARING LIABILITIES:
  Demand deposits, interest
    bearing                      $111,004     $2,139     3.89%   $ 57,544     $1,066     3.73%
  Savings deposits                 15,522        278     3.61       9,818        141     2.89
  Other time deposits             129,768      3,674     5.71     109,686      2,994     5.49
      Total deposits              256,294      6,091     4.79     177,048      4,201     4.77
  Other borrowed funds             11,451        309     5.44       1,806         39     4.34
  Long-term debt                   16,696        461     5.57       4,000        100     5.03
      Total interest-bearing
        liabilities               284,441      6,861     4.86     182,854      4,340     4.77
Demand deposits, non-
    interest bearing               28,288                          18,614
Other non-interest
     bearing liabilities            4,294                           2,708
       Total liabilities          317,023                         204,176

Stockholders' equity               19,723                          16,252
       Total liabilities and
         stockholders' equity    $336,746                        $220,428

Net interest income                          $ 5,701                         $ 3,905

Net interest margin(5)                                   3.59%                           3.71%

(1)  Includes loan fee income.

(2) Yields on investments are calculated on amortized cost; all yields are annualized.

(3) Taxable, equivalent basis, using a 34% statutory tax rate, and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

(4)  Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

     The Company's total interest income on a tax-equivalent basis increased by $2,373,000 during the second quarter of 1997 over the second quarter of 1996, from $4,242,000 in 1996 to $6,615,000 in 1997. Interest and fees on loans, on a tax-equivalent basis, increased $1,079,000 from $3,369,000 during the second quarter of 1996 to $4,448,000 at June 30, 1997, which was as a result of an increase in average loan balances, from $165,704,000 at June 30, 1996 to $215,306,000 at June 30, 1997.
Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1,350,000, from $772,000 for the second quarter of 1996, to $2,122,000 for the second quarter of 1997, calculated on a tax-equivalent basis. This increase in investment income was the result of a combination of an increase in the average balance of securities owned for the second quarter of 1997 versus the second quarter of 1996, from $43,835,000 to $117,068,000 and an increase in the tax-equivalent yield on the average balance in securities held, from 7.08% for the second quarter of 1996 to 7.27% for the second quarter of 1997.

     Total interest income on a tax-equivalent basis increased by $4,317,000 for the first six months of 1997 to $12,562,000 versus $8,245,000 for the first six months of 1996. Interest and fees on loans, on a tax-equivalent basis, increased $2,043,000, from $6,498,000 for the first six months of 1996, to $8,541,000 for the first six months of 1997. Total interest and dividend income on securities also increased significantly from $1,374,000 for the first six months of 1996 to $3,814,000 for the first six months of 1997, calculated on a tax-equivalent basis. The average balance of securities increased from $38,001,000 for the first six months ended June 30, 1996 to $104,863,000 for the first six months of 1997.

     The increase in the average balance of securities is the result of matched funding programs employed by the Company that use FHLB advances and the significant deposit inflows at existing and new branches to fund loan originations and securities purchases. The purpose of these programs is to target earnings growth and net interest margin increases while managing liquidity, credit, market and interest rate risk. From time to time, a specific matched funding program may attempt to achieve current earnings benefits from future growth in deposits that management is reasonably confident will occur by funding current loan and security portfolio increases partially with short-term FHLB advances. For example, management may elect to use short-term FHLB advances during the quarter prior to the opening of a new branch. Once the new branch opens, management then may elect to pay off these short-term FHLB advances with lower cost deposit growth, or convert short-term FHLB debt to long-term debt or rollover short-term debt if market conditions are favorable.

     The increase in yield on securities was largely the result of the Company's strategy to increase its holdings in State and Municipal securities located primarily in the Commonwealth of Pennsylvania, many of which are school district obligations with underlying insurance that carry the highest rating of Moodys or Standard and Poor's, and to increase its holdings of U.S. Government agency securities. The Company has elected during the past several years to maintain the bulk of its excess liquidity in an interest-bearing account at the Federal Home Loan Bank of Pittsburgh instead of selling it overnight as Federal Funds Sold. By doing this during the first six months of 1997, the Company increased its yield on its deposits at the FHLB by 27 basis points over what it could have earned in Federal Funds Sold, an average yield of 5.54% versus 5.27%.

     The Company's total interest expense increased $1,401,000, or 63.42%, to $3,610,000 during the second quarter of 1997 compared to $2,209,000 during the second quarter of 1996. Total interest expense for the six months of 1997 increased $2,521,000, or 58.09%, to $6,861,000 compared to $4,340,000 for the first six months of 1996. This increase in interest expense was due to an increase in the volume of average interest-bearing liabilities of $110,165,000, or 58.49% to $298,514,000 for the quarter ended
June 30, 1997 versus $188,349,000 for the quarter ended June 30, 1996. The volume of average interest-bearing liabilities increased $101,587,000, or 55.56%, to $284,441,000 for the first six months of 1997 versus $182,854,000 for the first six months of 1996. The average rate paid on interest-bearing liabilities increased 13 basis points from 4.72% for the second quarter of 1996 compared to 4.85% for the second quarter of 1997. The average rate paid on interest-bearing liabilities increased 9 basis points from 4.77% for the first six months of 1996 to 4.86% for the first six months of 1997.

     In September of 1996 the Company elected to increase the annual percentage yield on money market savings deposits to 4.20%. The Company currently guarantees this minimum yield through June 30, 1998 for all new money market savings accounts opened having balances of $1,000 or more. The Bank's total balance in money market savings deposits increased $33,915,568 during the first six months of 1997, or 37.44%, from $90,586,393 at December 31, 1996 to $124,501,961 at June 30, 1997. This
strategy contributed to the increase in the Company's interest expense during the first six months of 1997 versus the first six months of 1996. However, the Company believes the higher rate is justified because the Company has historically had comparatively low money market deposit balances compared to many banks and instead relied more heavily on higher rate time deposits as a funding source. The above market yield on the money market account was a conscious strategy designed to change the Company's deposit composition by significantly increasing money market account balances while at the same time attracting funds at a yield lower than that which would have been paid on time deposits. At December 31, 1996, total money market savings deposits were 34.3% of total deposits and 38.5% of total interest-bearing deposits. At June 30, 1997, the percentage that total money market savings deposits were of total deposits and total interest-bearing deposits, increased to 38.7% and 43.7%, respectively.

     Interest expense on certificates of deposit increased $426,000, or 28.96%, from $1,471,000 during the second quarter of 1996 to $1,897,000 during the second quarter of 1997. Interest expense on certificates of deposit increased $680,000, or 22.71%, from $2,994,000 during the first six month of 1996 to $3,674,000 during the first six months of 1997. This increase was due to an increase in the average volume of certificates of deposit in the amount of $24,469,000, or 22.54%, from $108,582,000 for the quarter ended June 30, 1996 to $133,051,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1997, the average volume of certificates of deposits increased $20,082,000, or 18.31%, to $129,768,000 versus $109,686,000 for the first six months of 1996.

     Interest expense on other borrowed funds and long-term debt increased for the second quarter of 1997 to $393,000 from $68,000 for the second quarter of 1996 because the average balance of borrowed funds and long-term debt increased to $28,070,000 for the second quarter of 1997 from $5,038,000 for the second quarter of 1996. For the first six months of 1997, interest expense on other borrowed funds and long term debt increased to $770,000 from $139,000 for the first six months of 1996. The average balance of borrowed funds and long-term debt increased to $28,147,000 for the first six months of 1997 versus $5,806,000 for the first six months of 1996. The increase, along with the increase in deposits, funded purchases of securities and loans as part of an on-going matched-funding program that is designed for the primary purpose of increasing earnings while also managing interest rate risk and liquidity. Another integral part of this strategy is to aggressively promote "free" non-interest bearing business and personal demand (checking) accounts. This strategy will continue throughout 1997 in an on-going effort by the Company to lower its overall cost of funds. During the first six months of 1997, the balance of non-interest bearing business and personal demand (checking) deposits increased from $29,048,391 at December 31, 1996 to $36,972,481 at June 30, 1997, an increase of $7,924,090, or 27.28%.

                    Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Bank based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors (See discussion under "Asset Quality"). The provision for loan losses was $260,500 for the second quarter of 1997 compared to $245,000 for the second quarter 1996. For the first six months of 1997, the loan loss provision was $501,500 compared to $325,000 for the first six months of 1996. The reason for the increase in the second quarter of 1997 versus 1996 was to replace that portion of the allowance for loan losses used to fund loan charge-offs, as well as to build the allowance for loan losses to a level deemed to be satisfactory given the growth in the size of the loan portfolio during the first six months of 1997. Non-performing assets were 1.09% of total assets at June 30, 1997, compared to 1.12% at December 31, 1996. Delinquencies were 1.8% of total loans at June 30, 1997, compared to 2.7% at December 31, 1996.

                          Other Income

     Total other income increased $159,916, or 50.54%, from $316,408 during the second quarter 1996 to $476,324 during the second quarter of 1997. The increase was due primarily to a $69,155 increase in customer service fees for services such as merchant card fee income, overdraft and NSF (non-sufficient funds) charges, safe deposit box rentals, and other miscellaneous fees which are primarily deposit driven and a $76,050 increase in income from mortgage banking activities.

     For the first six months of 1997, other income increased $233,623, or 40.27%, to $813,727 from $580,104 for the same period in 1996. The primary reasons for the increase were an increase in customer service fees of $140,792, an increase in fees from mortgage banking activities of $84,761 and a slight increase in other income of $11,853.

                         Other Expenses

     Total other expenses increased $637,521, or 41.59%, during the second quarter of 1997 versus the same period in 1996, to $2,170,366 from $1,532,845. Total other expenses also increased during the first six months of 1997 versus the first six months of 1996, by $1,152,730, or 38.78%, to $4,124,934 from $2,972,204.
The increases in total other expenses reflect the growth of the bank, especially from the opening of the Muhlenberg and Shillington offices on March 29, 1997 and May 3, 1997, respectively, and compares favorably with the 53.98% increase in total assets, from $250,854,160 at June 30, 1996 to $386,274,544 at June 30, 1997.

     Salaries, wages and employee benefits increased from $630,923 for the three months ended June 30, 1996 to $1,102,586 for the same period in 1997. For the first six months of 1997, salaries, wages and benefits increased $776,906, or 61.99%, to $2,030,205 versus $1,253,299 for the same period in 1996.
Salaries, wages and employee benefits increased due to the growth of the bank, especially from the opening of the new Muhlenberg and Shillington branches.

     Occupancy expense increased $37,999, or 28.03%, to $173,583 for the three months ended June 30, 1997 versus $135,584 for the three months ended June 30, 1996. For the first six months of 1997, occupancy expense was $322,870 versus $274,304 for the same period in 1996, an increase of $48,566, or 17.71% These increases reflect step-up rates in lease contracts, due to inflation escalators, and to building, lease, and other occupancy expenses related to the operation of the new Muhlenberg and Shillington offices for the second quarter of 1997.

     Equipment depreciation and maintenance expenses increased $33,953, or 34.75%, from $97,718 for the second quarter of 1996 to $131,671 for the second quarter of 1997. For the first six months of 1997, equipment depreciation and maintenance expenses increased $47,631, or 23.25%, to $252,522 from $204,891 for the same period in 1996. Equipment depreciation and maintenance increased due primarily to the depreciation on the new Muhlenberg and Shillington branches.

     Other operating expenses increased in the second quarter of 1997 versus the second quarter of 1996, to $762,526 from $668,620, an increase of $93,906, or 14.04%. Significant changes in the second quarter of 1997 compared to the second quarter of 1996 occurred in advertising, EDP outsourcing and MAC Fees, office supplies and expense and foreclosed real estate expenses. Advertising expense increased $44,024, or 24.41%, to $224,394 for the second quarter of 1997 compared to $180,370 for the same period in 1996. The increase was due to the promotion of the opening of the Muhlenberg and Shillington offices. EDP outsourcing and MAC fees increased $44,075, or 55.34%, to $123,720 for the second quarter of 1997 versus $79,645 for the second quarter of 1996. The increase was a result of expenses relating to the Bank's Visa Checkcard associated with volume
increases in cards outstanding.   Office supplies and expenses
increased $73,099, or 81.88%, to $162,375 for the second quarter of 1997 compared to $89,276 for the second quarter of 1996. The increase was due to the growth of the Bank and the need to stock the two new branches. Foreclosed real estate expenses decreased $143,294, or 163.49%, to ($55,649) for the second quarter of 1997 from $87,645 for the second quarter of 1996. The large decrease was due mainly to the recognition of a $72,000 gain on the sale of one of the properties during the second quarter of 1997.

     For the first six months of 1997, other expenses increased
$279,627, or 22.56%, to $1,519,337 compared to $1,239,710 for the first six months of 1996. Again, the significant changes occurred in advertising, EDP outsourcing and MAC fees, office supplies and expense and foreclosed real estate expenses.

                   Provision For Income Taxes

     The provision for income taxes was $163,679 for the second quarter of 1997 versus $85,542 for the second quarter of 1996. The provision for income taxes was $268,760 for the first six months of 1997 versus $181,051 for the first six months of 1996. For the first six months of 1997, the Company's effective tax rate was 18.34% versus an effective tax rate of 18.86% for the same period in 1996. The significant decrease in 1997's effective tax rate from the statutory tax rate of 34% was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans. This increased $394,648, or 77.19%, during the first six months of 1997 to $905,903 from $511,255 during the same period of 1996.

                          Asset Quality

     Non-performing assets as a percentage of total assets decreased slightly from 1.12% at December 31, 1996 to 1.09% at June 30, 1997. Non-performing assets increased 16.00%, from $3,630,587 at December 31, 1996 to $4,211,499 at June 30, 1997.
The ratio of the allowance for loan losses to non-performing assets was 55.10% at December 31, 1996 compared to 55.19% at June 30, 1997. Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due which are insured for credit loss, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

     The balance in the allowance for loan losses was $2,324,495, or 1.03% of total loans at June 30, 1997 compared with $2,000,612, or 1.03% of total loans at December 31, 1996. The balance in the allowance for loan losses was 1.86% of total loans excluding residential mortgages at June 30, 1997, compared to 1.83% at December 31, 1996. It has been the Bank's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than its commercial loan portfolio. At June 30, 1997, 44.7% of the Bank's loan portfolio was in residential mortgage loans, compared to 43.7% at December 31, 1996.

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

     - regular examinations and reviews of the loan portfolio by the Bank's regulator.

     When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 1997. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

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

     Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of .75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability. A beta is assigned to each key rate for each asset and liability account; and, the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of June 30, 1997 indicate that despite the negative GAP balance, the Bank does not have material interest-rate risk in the event that interest rates rise or fall as much as 200 basis points over the next twelve months.

                             Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 1997 was 9.12% compared to 10.39% at December 31, 1996. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 1997 was 10.15% compared to 11.44% at December 31, 1996. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 1997, the Company's leverage ratio was 5.86% versus 6.82% at December 31, 1996. The Company is categorized as "well capitalized" under applicable Federal regulations. The Company's capital performance, as measured by its annualized return on average equity ratio (ROAE), increased to 13.84% for the second quarter of 1997 from 9.20% for the second quarter of 1996. For the first six months of 1997, ROAE increased to 12.13%, from 9.59% for the first six months of 1996. This increase was caused by the increase in earnings from the first six months of 1996 compared to the first six months of 1997. In July of 1997, the Company completed a secondary common stock offering. The Company sold 1,380,000 shares at $16.375 per share. Net proceeds after deducting expenses, will be approximately $20.8 million. The Company's Tier 1 to risk-weighted assets ratio, the total capital to risk-weighted assets and the leverage ratio, as adjusted for the net proceeds from the offering were 17.40%, 18.37%, and 12.40% respectively.

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $2,900,000 of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration. In June of 1997, the Company declared a $.07 per share cash dividend to stockholders of record on July 7, 1997, payable July 21, 1997.

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

     These liquid assets totaled $17.0 million at June 30, 1997 compared to $35.0 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At
June 30, 1997, the Bank estimated that an additional
$24.7 million of loans will mature or repay in the next six-month period ended December 31, 1997.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At June 30,1997, the Bank had approximately $100.3 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $98.5 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates. The bulk of these unused lines of credit were with the FHLB.

     Liquidity can be further analyzed by reference to the Unaudited Consolidated Statements of Cash Flows. Net cash provided by operating activities during the first six months of June 30, 1997 and 1996 was $514,949 and $2,818,557, respectively.
The decrease from 1996 to 1997 was due primarily to an increase in proceeds due from mortgage investors. Proceeds due from mortgage investors increased due to the increase in volume of mortgages originated for the secondary market. The Company's cash flows from financing activities increased from $43,328,685 at June 30, 1996 to $60,979,266 at June 30, 1997, due primarily to the increase in deposits. The net increase in deposits was $57,795,326 at June 30, 1997 versus $44,771,910 at June 30, 1996.
The Company utilized $56,936,224 in cash for investing activities through June 30, 1997 versus $41,099,190 through June 30,1996. The increase in cash utilized for investing activities was primarily due to an increase in purchases of securities. For the six months ended June 30, 1997, the Company purchased a total of $57,272,267 in securities versus $25,232,806 for the first six months of 1996. The changes in cash flows resulted in a net increase of internally generated cash of $4,557,991 during the six months ended June 30, 1997 compared to a net increase of $5,048,052 for the six months ended June 30, 1996.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

     The 1997 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 16, 1997. Notice of the Meeting was mailed to shareholders on or about March 14, 1997.

     The Meeting was held for the following purposes:

     1. To elect four Class C directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No.1);

     2. To ratify the appointment by the Company's Board of Directors of Beard & Company, Inc., as the Company's independent auditors for the fiscal year ending
          December 31, 1997 (Matter No. 2).

     3.   To approve the Corporation's 1996 Stock Option Plan.
          (Matter No. 3).

     There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                                                Abstentions and
     Nominee             For        Against     Broker Non-Votes

Harold C. Bossard     1,722,287        0             4,485
Edward J. Edwards     1,723,409        0             3,363
Nelson R. Oswald      1,725,445        0             1,327
Wesley R. Pace        1,724,960        0             1,812

     Matter No. 2 was approved by shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                        Abstentions and
         For            Against         Broker Non-Votes

      1,723,044          1,328               2,400

     Matter No. 3 was approved by Shareholders at the meeting.
The votes cast for this Matter were as follows:

      For         Against      Abstention      Broker Non-Votes

   1,248,395      235,015        50,853            192,509

     On June 11, 1997, the Company held a Special Meeting of
Shareholders. Notice of the Special Meeting was mailed to Shareholders on or about May 19, 1997.

     The Special Meeting was held to approve the proposal by the Company's Board of Directors to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 20,000,000 shares. (Matter
No. 1).

     Matter No. 1 was approved by Shareholders at the meeting.
The votes cast for this Matter were as follows:

              For                 Against              Abstention

           1,170,973              139,324                5,725

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

August 14, 1997               BCB FINANCIAL SERVICES CORPORATION

                              (Registrant)


                              By/s/ Nelson R. Oswald
                                   Nelson R. Oswald,
                                   Chairman and President
                                   (Principal Executive Officer)


                              By/s/ Donna L. Rickert
                                   Donna L. Rickert
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBIT INDEX

Exhibit No.    Description

    11         Statement regarding computation of
               per share earnings

    27         Financial Data Schedule.