Form 10QSB
period 1997-09-30
BCB FINANCIAL SERVICES CORP /PA/
filed 1997-11-12
CIK 920865

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No_____

       Number of Shares Outstanding as of October 31, 1997

       COMMON STOCK ($2.50 Par Value)            3,469,930
             (Title of Class)               (Outstanding Shares)

               BCB FINANCIAL SERVICES CORPORATION

                           FORM 10-QSB

            For the Quarter Ended September 30, 1997

                            Contents

PART I    FINANCIAL INFORMATION                          Page No.

Item 1.   Financial Statements (Unaudited)

           Consolidated Balance Sheets
             as of September 30, 1997 and
             December 31, 1996                               3
           Consolidated Statements of Income
             for the Nine and Three Month
             Periods ended September 30, 1997 and 1996       5
           Consolidated Statement of Stockholders'
             Equity for the Nine-Month Period
             Ended September 30, 1997                        6
           Consolidated Statements of Cash Flows
             for the Nine-Month Periods Ended
             September 30, 1997 and 1996                     7
           Notes to Consolidated Financial Statements      9-10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    11-26

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                        27
          Item 2.  Changes in Securities                    27
          Item 3.  Defaults Upon Senior Securities          27
          Item 4.  Submission of Matters to a
                   Vote of Security Holders                 27
          Item 5.  Other Information                        27
          Item 6.  Exhibits and Reports on Form 8-K         27

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED BALANCE SHEETS

ASSETS                                     September 30,    December 31,
                                                1997            1996
                                            (Unaudited)
Cash and due from banks                     $10,306,403    $ 8,984,814
Interest-bearing deposits with banks             20,287     21,407,097
Federal funds sold                              270,000      1,290,000
Securities available for sale               113,833,934     53,488,975
Securities held to maturity, fair value
  September 30, 1997 $60,980,607
  December 31, 1996 $35,147,354              60,532,393     35,065,480
Loans receivable, net of allowance for
  loan losses September 30, 1997
  $2,532,942; December 31, 1996 $2,000,612  236,654,641    192,147,673
Mortgages held for sale                         477,608        609,397
Due from mortgage investors                   7,949,038      3,478,353
Bank premises and equipment, net              6,354,642      4,394,797
Accrued interest receivable                   3,362,345      2,129,185
Foreclosed real estate                          290,772        761,500
Deferred income taxes                            83,974        245,935
Prepaid expenses and other assets               754,183        519,096
       TOTAL ASSETS                        $440,890,220   $324,522,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
  Demand, non-interest bearing             $ 35,924,014   $ 29,048,391
  Demand, interest bearing                  152,243,885    100,846,581
  Savings                                     9,425,539     12,123,061
  Time deposits                             137,547,998    122,305,298

       TOTAL DEPOSITS                       335,141,436    264,323,331

Accrued interest payable and other
 liabilities                                  6,774,749      4,776,903
Other borrowed funds                         43,888,794     13,718,399
Long-term debt                               12,000,000     22,000,000

       TOTAL LIABILITIES                    397,804,979    304,818,633

Stockholders' equity:
  Common stock, par value $2.50 per share;
    authorized 20,000,000 shares; issued
    and outstanding September 30, 1997
    3,467,380 shares; December 31, 1996
    2,070,385 shares                          8,668,451      5,175,963
  Surplus                                    27,514,686      9,876,483
  Retained earnings                           6,312,797      4,700,631
  Net unrealized appreciation
   (depreciation) on securities available
   for sale, net of taxes                       589,307        (49,408)

       TOTAL STOCKHOLDERS' EQUITY            43,085,241     19,703,669

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $440,890,220   $324,522,302

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                      For the Three Months Ended          For the Nine Months Ended
                                                    September 30,     September 30,     September 30,    September 30,
                                                        1997              1996              1997             1996
Interest Income:
  Loan Receivable, including fees                    $ 4,880,866       $3,646,723        $13,398,084       $10,144,603
  Interest and dividends on securities:
    U.S. Treasury                                         38,052           60,854            142,736           199,167
    U.S. Government agencies and corporations          1,843,687          499,875          4,130,387           958,824
    State and political subdivisions, tax exempt         435,153          344,605          1,341,056           855,860
    Dividends                                             90,409           22,793            208,120            60,706
  Interest-bearing deposits with banks                    14,911           84,604            201,138           372,898
  Interest on federal funds sold                           6,596           21,027             27,638           105,884
         Total interest income                         7,309,674        4,680,481         19,449,159        12,697,942

Interest expense:
  Deposits                                             3,500,451        2,340,563          9,591,263         6,541,738
  Other borrowed funds                                   343,824           87,846            652,796           127,164
  Long-term debt                                         175,682           60,470            637,379           160,356

         Total interest expense                        4,019,957        2,488,879         10,881,438         6,829,258

              Net interest income                      3,289,717        2,191,602          8,567,721         5,868,684

Provision for loan losses                                270,000          160,000            771,500           485,000

              Net interest income after provision
                for loan losses                        3,019,717        2,031,602          7,796,221         5,383,684

Other income:
  Customer service fees                                  248,216          177,566            700,911           489,469
  Mortgage banking activities                            267,586          160,565            611,615           419,833
  Net realized (loss) on sale of securities                  ---              ---             (4,465)             (682)
  Other                                                    8,042            4,489             29,510            14,104
         Total other income                              523,844          342,620          1,337,571           922,724

Other expenses:
  Salaries and wages                                   1,042,573          582,491          2,672,451         1,570,199
  Employee benefits                                      228,817          143,314            629,144           408,905
  Occupancy                                              187,831          163,374            510,701           437,678
  Equipment depreciation and maintenance                 138,278          109,048            390,800           313,939
  Other operating expenses                               716,115          719,628          2,235,452         1,959,338

         Total other expenses                          2,313,614        1,717,855          6,438,548         4,690,059

    Income before income taxes                         1,229,947          656,367          2,695,244         1,616,349

Federal income taxes                                     246,426          117,601            515,186           298,652

         Net Income                                  $   983,521       $  538,766         $2,180,058       $ 1,317,697
                                                     ===========       ==========         ==========       ===========
Earnings per common and common equivalent share      $      0.31       $     0.26         $     0.87       $      0.63
                                                     ===========       ==========         ==========       ===========
Weighted average common and common equivalent
  shares outstanding                                   3,146,731        2,085,024          2,465,584         2,084,303
                                                     ===========       ==========         ==========       ===========

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 1997 (Unaudited)

                                                                              Net Unrealized
                                                                                Appreciation
                                                                               (Depreciation)
                                                                               On Securities
                                      Common                      Retained     Available for
                                       Stock        Surplus       Earnings         Sale            Total

Balance, December 31, 1996          $5,175,963    $ 9,876,483    $4,700,631      $(49,408)      $19,703,669
Issuance of 2,464 shares of common
  stock upon exercise of stock
  options                                6,160         11,570           ---           ---            17,730
Issuance of 14,531 shares of
  common stock under dividend
  reinvestment plan                     36,328        211,902           ---           ---           248,230
Issuance of 1,380,000 shares of
  common stock upon completion of
  stock offering                     3,450,000     19,147,500           ---           ---        22,597,500
Expense relating to stock offering                 (1,732,769)                                   (1,732,769)
Net change in unrealized
  appreciation (depreciation) on
  securities available for sale,
  net of taxes                             ---            ---           ---       638,715           638,715
Cash dividends                             ---            ---      (567,892)          ---          (567,892)
Net income                                 ---            ---     2,180,058           ---         2,180,058

Balance, September 30, 1997         $8,668,451    $27,514,686    $6,312,797      $589,307       $43,085,241
                                    ==========    ===========    ==========      ========       ===========

See Notes to Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,BERKS COUNTY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                  For the Nine Months Ended
                                                                                                 September 30,  September 30,
                                                                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $   2,180,058    $  1,317,697
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for loan and foreclosed real estate losses                                             881,816         528,000
    Provision for depreciation and amortization                                                      376,832         278,963
    (Gain) Loss on sale of equipment                                                                      42          (1,071)
    Net realized loss on sale of securities                                                            4,465             682
    Proceeds from sale of mortgage loans                                                          34,230,375      24,654,465
    Net (gain) loss on sale of mortgage loans                                                        (13,442)         11,685
    Mortgage loans originated for sale                                                           (34,233,325)    (24,666,150)
    Net amortization of securities premiums and discounts                                              2,132         (59,852)
    (Increase) decrease in:
      Due from mortgage investors                                                                 (4,470,685)      1,411,782
      Accrued interest receivable                                                                 (1,233,160)       (671,678)
      Deferred income taxes                                                                         (167,075)        (36,512)
      Prepaid expenses and other assets                                                                4,866        (197,943)
    Increase in accrued interest payable and other liabilities                                       776,765       1,044,538

      Net cash provided (used in) by operating activities                                         (1,660,336)      3,614,606

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                                             4,197,254       1,133,078
  Proceeds from maturities of and principal repayments on securities available for sale           21,437,154       2,882,065
  Proceeds from maturities of securities held to maturity                                          4,645,000       1,385,000
  Purchases of securities available for sale                                                     (84,208,103)    (22,679,867)
  Purchases of securities held to maturity                                                       (30,094,062)    (23,079,129)
  Decrease in interest-bearing deposits with banks                                                21,386,810       6,497,867
  Net decrease in federal funds sold                                                               1,020,000       1,721,000
  Loans made to customers, net of principal collected                                            (46,134,794)    (34,489,319)
  Proceeds from sales of foreclosed real estate                                                    1,364,919         146,916
  Proceeds from sales of bank premises and equipment                                                     ---           2,895
  Purchases of premises and equipment                                                             (2,336,719)     (1,066,404)

    Net cash used in investing activities                                                       (108,722,541)    (67,545,898)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                        70,818,105      55,335,794
  Proceeds from other borrowed funds                                                              30,170,395       8,754,213
  Proceeds from long term borrowings                                                                     ---       5,000,000
  Principal payments of long-term borrowings                                                     (10,000,000)            ---
  Proceeds from exercise of stock options                                                             17,730          17,820
  Proceeds from issuance of stock under the dividend reinvestment plan                               248,230             ---
  Net proceeds from stock offering                                                                20,864,731             ---
  Cash dividends                                                                                    (414,725)       (296,535)

    Net cash provided by financing activities                                                    111,704,466      68,811,292
    Increase in cash and due from banks                                                            1,321,589       4,880,000

Cash and due from banks:
  Beginning                                                                                        8,984,814       7,656,846
  Ending                                                                                       $  10,306,403    $ 12,536,846
                                                                                               =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                                                   $  10,628,284    $    666,830
                                                                                               =============    ============
    Income taxes                                                                               $     430,000    $    355,000
                                                                                               =============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Foreclosed real estate acquired in settlement of loans                                       $     829,586    $    159,782
                                                                                               =============    ============

See Notes To Consolidated Financial Statements

BCB FINANCIAL SERVICES CORPORATION
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERKS COUNTY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

NOTE A.  BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of the BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B.  EARNINGS PER SHARE

     Earnings per common and common equivalent share are computed based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents included in the computations represent shares issuable upon the assumed exercise of outstanding stock option and grants that have an exercise price less than market price. These common stock equivalents had a dilutive effect for the nine months ended September 30, 1997 and 1996. The number of common shares outstanding was increased by the number of shares issuable under the common stock options and grants and was reduced by the number of common shares which are assumed to have been repurchased with the proceeds from the exercise of the options. Weighted average number of common shares and common equivalent shares outstanding have been adjusted for all stock dividends and stock splits effected through September 30, 1997.

NOTE C:  OTHER EXPENSES

     The following represents the most significant categories of other expenses for the nine month period ended September 30, 1997 and 1996:

                                       For the Nine Months Ended
                                     September 30,  September 30,
                                          1997           1996

     Advertising                      $  487,979     $  472,746
     EDP outsourcing and MAC fees        347,926        253,055
     Office Supplies and expense         434,827        265,422
     Foreclosed real estate expenses    (101,435)       229,406
     All other expenses                1,065,155        738,709
                                      $2,234,452     $1,959,338

Note D:  Reclassifications

     Certain items in the September 30, 1996 financial statements have been reclassified to conform to the September 30, 1997 financial statement presentation format. These reclassifications had no effect on net income.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of BCB Financial
Services Corporation (the "Company") with a primary focus on an analysis of operating results.

                 FINANCIAL CONDITION HIGHLIGHTS

     Total assets increased to $440,890,220 at September 30, 1997, an increase of $116,367,918, or 35.86%, from $324,522,302 at December 31, 1996. The increase in assets is the result of higher levels of loans and securities, which were funded by the increase in deposits for the first nine months.

     Loans, net of allowance for loan losses of $2,532,942 at September 30, 1997 and $2,000,612 at December 31, 1996, increased to $236,654,641 at September 30, 1997 from $192,147,673 at
December 31, 1996.  The increase of $44,506,968, or 23.16%, was primarily from an increase in commercial loans of $24,358,855 to $112,681,777 at September 30, 1997 from $88,322,922 at
December 31, 1996, and an increase in residential mortgage loans of $16,757,474 to $106,267,384 at September 30, 1997 from
$89,509,910 at December 31, 1996.

     Securities increased to $174,366,327 at September 30, 1997 from $88,554,455 at December 31, 1996. The increase of $85,811,872, or 96.90%, was due primarily to the purchase of approximately $84,000,000 in available for sale securities as part of matched funding programs employed to increase earnings. These matched funding programs are further discussed under "Analysis of Net Interest Income," Available for sale securities increased $60,344,959 and held to maturity securities increased $25,466,913 during the first nine months of 1997.

     Cash and due from banks, interest-bearing deposits (which are held at the Federal Home Loan Bank, "FHLB"), and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $21,085,221 to $10,596,690 at September 30, 1997 from $31,681,911 at December 31, 1996, because the Company redeployed these funds into higher yielding loans and securities. See "Analysis of Net Interest Income" for a discussion of the matched funding programs employed by the Company.

     Amounts due from mortgage investors increased to $7,949,038 at September 30, 1997 from $3,478,353 at December 31, 1996. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to forty-five days after origination.

     Bank premises and equipment, net of accumulated depreciation, increased from $4,394,797 at year-end 1996 to $6,354,642 at September 30, 1997. The increase of $1,959,845 was mainly attributable to the construction of the Muhlenberg and Shillington offices. Muhlenberg opened on March 29, 1997 and Shillington opened on May 3, 1997.

     Foreclosed real estate decreased from $761,500 at December 31, 1996 to $290,772 at September 30, 1997. Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Total liabilities increased by $92,986,346, or 30.51%, from $304,818,633 at year-end 1996 to $397,804,979 at September 30,
1997. During this period, deposits, the Company's primary source of funds, increased by 26.79%, from $264,323,331 at year-end 1996 to $335,141,436 at September 30, 1997. The deposit mix changed considerably during 1996 and that trend continued during the first nine months of 1997. The change in the deposit mix occurred because the Bank placed greater emphasis upon the generation of money market deposits, accomplished by offering an above-market rate of 4.20% APY (annual percentage yield) for balances above $1,000. The Bank also changed its deposit mix by offering no-fee, "free" personal and business checking while many competitors charged fees for these products. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $55,575,405, or 39.13%, from $142,018,033 at December 31, 1996 to $197,593,438 at
September 30, 1997. As a percentage of total deposits, aggregate demand and savings deposits increased from 53.73% at December 31, 1996 to 58.96 % at September 30, 1997. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased $15,242,700, or 12.46%, from $122,305,298 at year-end 1996 to
$137,547,998 at September 30, 1997. As a percentage of total deposits, certificates of deposit decreased from 46.27% at December 31, 1996 to 41.04% at September 30, 1997. The proceeds from the net increase in deposits were used to fund new loans, new securities purchases and increases in bank premises and equipment.

     Other borrowed funds and long term debt increased
$20,170,395 from $35,718,399 at year-end 1996 to $55,888,794 at
September 30, 1997. The increase was primarily used to fund new loans and new security purchases.

     Stockholders' equity increased $23,381,572, or 118.67%, to $43,085,241 at September 30, 1997 compared to $19,703,669 at
December 31, 1996. The increase in stockholders' equity is primarily attributable to the completion of the Company's secondary public offering in which the Company sold 1,380,000 shares at $16.375 per share. Net proceeds to the Company, after deducting expenses of $1,732,769, were $20,864,731. Also, contributing to the increase was the retention of earnings of $2,180,058, net of cash dividends declared of $567,892, and the change in net unrealized appreciation (depreciation) on securities available for sale, net of taxes. The change in net unrealized appreciation (depreciation) on securities available for sale, net of taxes, was $638,715, from ($49,408) depreciation at December 31, 1996 compared to $589,307 appreciation at September 30, 1997. This increase was caused by the general decrease in interest rates during the period. When interest rates fall, the fair value of debt securities generally increases, thereby increasing equity.

                      RESULTS OF OPERATIONS
                            Overview

     The Company's net income for the third quarter of 1997 was $983,521, an increase of $444,755, or 82.55%, from $538,766 for the third quarter of 1996. Net income for the nine months ended September 30, 1997 was $2,180,058, 65.44% more than the
$1,317,697 reported for the same period in 1996. The earnings for the third quarter and nine months of 1997 increased from the corresponding prior year periods primarily due to an increase in net interest income.

                 Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Company's net interest income, calculated on a tax-equivalent basis, increased $1,135,000, or 48.17%, to $3,491,000 during the third quarter of
1997 from $2,356,000 during the third quarter of 1996. For the first nine months of 1997, net interest income, calculated on a tax-equivalent basis, increased $2,918,000, or 46.58%, to $9,182,000 from $6,264,000 during the first nine months of 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets. Interest income, on a tax equivalent basis, increased $2,667,000, or 55.05%, from $4,845,000 for the third quarter of 1996 to $7,512,000 for the third quarter of 1997, while interest expense increased $1,532,000, or 61.55%, from $2,489,000 for the third quarter of
1996 to $4,021,000 for the third quarter of 1997. For the first nine months of 1997, interest income, on a tax equivalent basis, increased $6,971,000, or 53.24%, to $20,064,000 from $13,093,000 for the first nine months of 1996, while interest expense increased $4,053,000, or 59.35%, from $6,829,000 for the first nine months of 1996 to $10,882,000 for the first nine months of 1997.

     Net interest margin decreased 25 basis points from 3.89% in the third quarter of 1996 to 3.64% in the third quarter of 1997, calculated on a tax-equivalent basis. Net interest margin decreased 19 basis points from 3.80% for the first nine months of 1996 versus 3.61% for the nine months ended September 30, 1997, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased primarily due to a decrease in the yield on average securities and to an increase in the average rate paid on average interest-bearing liabilities. For the third quarter of 1997, the average rate paid on average interest-bearing liabilities, increased 10 basis points to 4.83% from 4.73% for the quarter-ended September 30, 1996. For the first nine months of 1997, the average rate paid on average interest-bearing liabilities increased 9 basis points to 4.85% from 4.76% for the first nine months of 1996. The decrease in yield on average securities was due to the purchase of $30,000,000 of one year CMT, adjustable rate mortgage (ARM) government agencies currently earning low teaser rates that should reprice up 100 or more basis points in 1998. The increase in the average rate paid on average interest-bearing liabilities was caused primarily by the increase in the volume and rate from other borrowed funds and long-term debt for both periods.

     To the extent that the Company chooses to invest in tax-free securities or extend tax-free loans, the Company's tax expense can be reduced from the statutory rate of 34% to an effective rate below that level. The amount of tax that is saved by the acquisition of tax-free assets is included in interest income for purposes of calculating the tax-equivalent yield on earning assets. During 1996, the Company significantly increased its investments in State and Municipal Securities, which are substantially tax-free, except for the disallowance of the deduction of twenty percent of interest expense on deposits or liabilities used to fund these investments, in accordance with the Federal tax laws governing bank qualified securities. The bulk of these investments in State and Municipal Securities were maintained in the portfolio during the first nine months of 1997.

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

    Average Balances, Average Rates, and Net Interest Margin

                                                                        Three Months Ended                 Three Months Ended
                                                                        September 30, 1997                 September 30, 1996
                                                                              Interest                           Interest
(Dollars in thousands)                                            Average      Income/     Yield/    Average      Income      Yield
                                                                  Balance    Expense(1)   Rate(2)    Balance    Expense(1)   Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits at banks                             $    920      $   15      6.46%    $  5,591      $   85      6.05%
  U.S. Treasury                                                     2,104          38      7.17        3,862          61      6.28
  U.S. Government agencies                                        107,202       1,844      6.82       27,892         500      7.13
  State and municipal (3)                                          31,679         627      7.85       24,566         497      8.05
  Other bonds and securities                                        6,289          90      5.68        1,685          23      5.43
    Total securities                                              147,274       2,599      7.00       58,005       1,081      7.41
  Federal funds sold                                                  468           7      5.93        1,324          21      6.31
  Commercial loans (3)                                            108,173       2,374      8.71       78,743       1,838      9.29
  Mortgage loans                                                  103,520       2,058      7.89       82,257       1,469      7.10
  Installment loans                                                20,026         459      9.09       14,937         351      9.35
    Total loans(4)                                                231,719       4,891      8.37      175,937       3,658      8.27
    Total interest-earning assets                                 380,381       7,512      7.83      240,857       4,845      8.00
Unrealized depreciation on available for sale securities             (285)                              (458)
Allowance for loan losses                                          (2,355)                            (1,921)
Non-interest earning assets                                        24,565                             15,482
    Total assets                                                 $402,306                           $253,960
                                                                 ========                           ========
INTEREST-BEARING LIABILITIES:
  Demand deposits, interest-bearing                              $146,856       1,439      3.89       74,112         698      3.75
  Savings deposits                                                  9,430          63      2.65       11,018          85      3.07
  Other time deposits                                             138,033       1,999      5.75      112,742       1,558      5.50
    Total deposits                                                294,319       3,501      4.72      197,872       2,341      4.71
  Other borrowed funds                                             23,711         344      5.76        6,625          88      5.28
  Long-term borrowings                                             12,000         176      5.82        4,652          60      5.13
    Total interest-bearing liabilities                            330,030       4,021      4.83      209,149       2,489      4.73
Demand deposits, non-interest bearing                              33,636                             23,117
Other non-interest bearing liabilities                              4,363                              2,962
    Total liabilities                                             368,029                            235,228

Stockholders' equity                                               34,277                             18,732
Total liabilities, redeemable common stock and
  stockholders' equity                                           $402,306                           $253,960
                                                                 ========                           ========
Net interest income                                                            $3,491                             $2,356
                                                                               ======                             ======
Net interest margin (5)                                                                    3.64%                              3.89%
                                                                                           ====                               ====

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

    Average Balances, Average Rates, and Net Interest Margin

                                                                         Nine Months Ended                  Nine Months Ended
                                                                        September 30, 1997                 September 30, 1996
                                                                              Interest                           Interest
(Dollars in thousands)                                            Average      Income/     Yield/    Average      Income      Yield
                                                                  Balance    Expense(1)   Rate(2)    Balance    Expense(1)   Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits at banks                             $  4,802      $   201     5.60%    $  9,084      $   373     5.48%
  U.S. Treasury                                                     2,734          143     6.99        4,406          199     6.03
  U.S. Government agencies                                         78,964        4,131     6.99       18,310          959     7.00
  State and municipal (3)                                          32,711        1,921     7.88       20,617        1,238     8.00
  Other bonds and securities                                        4,747          208     5.86        1,383           61     5.89
    Total securities                                              119,156        6,403     7.18       44,716        2,457     7.34
  Federal funds sold                                                  690           28     5.43        2,689          106     5.27
  Commercial loans (3)                                            100,416        6,560     8.73       73,273        5,184     9.45
  Mortgage loans                                                   97,288        5,622     7.73       75,501        4,020     7.11
  Installment loans                                                18,156        1,250     9.20       14,946          953     8.52
    Total loans(4)                                                215,860       13,432     8.32      163,720       10,157     8.29
    Total interest-earning assets                                 340,508       20,064     7.88      220,209       13,093     7.94
Unrealized depreciation on available for sale securities             (444)                              (209)
Allowance for loan losses                                          (2,196)                            (1,819)
Non-interest earning assets                                        21,186                             14,756
    Total assets                                                 $359,054                           $232,937
                                                                 ========                           ========
INTEREST-BEARING LIABILITIES:
  Demand deposits, interest bearing                              $123,085      $ 3,578     3.89     $ 63,108      $ 1,764     3.73
  Savings deposits                                                 13,469          341     3.38       10,221          226     2.95
  Other time deposits                                             132,553        5,673     5.72      110,712        4,552     5.49
    Total deposits                                                269,107        9,592     4.77      184,041        6,542     4.75
  Other borrowed funds                                             15,583          653     5.60        3,424          127     4.95
  Long-term borrowings                                             15,113          637     5.64        4,219          160     5.07
    Total interest-bearing liabilities                            299,803       10,882     4.85      191,684        6,829     4.76
Demand deposits, non-interest bearing                              30,091                             20,118
Other non-interest bearing liabilities                              4,532                              2,576
    Total liabilities                                             334,426                            214,378
Redeemable common stock                                               ---                                 14
Stockholders' equity                                               24,628                             18,545
Total liabilities, redeemable common stock and
  stockholders' equity                                           $359,054                           $232,937
                                                                 ========                           ========
Net interest income                                                            $ 9,182                            $ 6,264
                                                                               =======                            =======
Net interest margin                                                                        3.61%                              3.80%
                                                                                           ====                               ====

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

     The Company's total interest income on a tax-equivalent basis increased by $2,667,000 during the third quarter of 1997 over the third quarter of 1996, from $4,845,000 in 1996 to $7,512,000 in 1997. Interest and fees on loans, on a tax-equivalent basis, increased $1,233,000 from $3,658,000 during the third quarter of 1996 to $4,891,000 at September 30, 1997, which was as a result of an increase in average loan balances, from $175,937,000 at September 30, 1996 to $231,719,000 at
September 30, 1997. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1,518,000, from $1,081,000 for the third quarter of 1996, to $2,599,000 for the third quarter of 1997, calculated on a tax-equivalent basis. This increase in investment income was the result of an increase in the average balance of securities owned for the third quarter of 1997 versus the third quarter of 1996, from $58,005,000 to $147,274,000.

     Total interest income on a tax-equivalent basis increased by $6,971,000 for the first nine months of 1997 to $20,064,000 versus $13,093,000 for the first nine months of 1996. Interest and fees on loans, on a tax-equivalent basis, increased $3,275,000, from $10,157,000 for the first nine months of 1996, to $13,432,000 for the first nine months of 1997. Total interest and dividend income on securities also increased significantly from $2,457,000 for the first nine months of 1996 to $6,403,000 for the first nine months of 1997, calculated on a tax-equivalent basis. The average balance of securities increased from $44,716,000 for the first nine months ended September 30, 1996 to $119,156,000 for the first nine months of 1997.

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

     The Company's total interest expense increased $1,532,000, or 61.55%, to $4,021,000 during the third quarter of 1997 compared to $2,489,000 during the third quarter of 1996. Total interest expense for the nine months of 1997 increased $4,053,000, or 59.35%, to $10,882,000 compared to $6,829,000 for the first nine months of 1996. This increase in interest expense was due to an increase in the volume of average interest-bearing liabilities of $120,881,000, or 57.80% to $330,030,000 for the
quarter ended September 30, 1997 versus $209,149,000 for the quarter ended September 30, 1996. The volume of average interest-bearing liabilities increased $108,119,000, or 56.40%, to $299,803,000 for the first nine months of 1997 versus $191,684,000 for the first nine months of 1996. The average rate paid on interest-bearing liabilities increased 10 basis points from 4.73% for the third quarter of 1996 compared to 4.83% for the third quarter of 1997. The average rate paid on interest-bearing liabilities increased 9 basis points from 4.76% for the first nine months of 1996 to 4.85% for the first nine months of 1997.

      In September of 1996 the Company elected to increase the annual percentage yield on money market savings deposits to 4.20%. The Company currently guarantees this minimum yield through June 30, 1998 for all new money market savings accounts opened having balances of $1,000 or more. The Bank's total balance in money market savings deposits increased $50,456,733 during the first nine months of 1997, or 55.70%, from $90,586,393 at December 31, 1996 to $141,043,126 at September 30, 1997. This strategy contributed to the increase in the Company's interest expense during the first nine months of 1997 versus the first nine months of 1996. However, the Company believes the higher rate is justified because the Company has historically had comparatively low money market deposit balances compared to many banks and instead relied more heavily on higher rate time deposits as a funding source. The above market yield on the money market account was a conscious strategy designed to change the Company's deposit composition by significantly increasing money market account balances while at the same time attracting funds at a yield lower than that which would have been paid on time deposits. At December 31, 1996, total money market savings deposits were 34.3% of total deposits and 38.5% of total interest-bearing deposits. At September 30, 1997, the percentage that total money market savings deposits were of total deposits and total interest-bearing deposits, increased to 42.1% and 47.1%, respectively.

     Interest expense on certificates of deposit increased $441,000, or 28.31%, from $1,558,000 during the third quarter of 1996 to $1,999,000 during the third quarter of 1997. Interest expense on certificates of deposit increased $1,121,000, or 24.63%, from $4,552,000 during the first nine month of 1996 to $5,673,000 during the first nine months of 1997. This increase was due to an increase in the average volume of certificates of deposit in the amount of $25,291,000, or 22.43%, from $112,742,000 for the quarter ended September 30, 1996 to $138,033,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1997, the average volume of certificates of deposits increased $21,841,000, or 19.73%, to $132,553,000 versus $110,712,000 for the first nine months of 1996.

     Interest expense on other borrowed funds and long-term debt increased for the third quarter of 1997 to $520,000 from $148,000 for the third quarter of 1996 because the average balance of borrowed funds and long-term debt increased to $35,711,000 for the third quarter of 1997 from $11,277,000 for the third quarter of 1996. For the first nine months of 1997, interest expense on other borrowed funds and long-term debt increased to $1,290,000 from $287,000 for the first nine months of 1996. The average balance of borrowed funds and long-term debt increased to $30,696,000 for the first nine months of 1997 versus $7,643,000 for the first nine months of 1996. The increase, along with the increase in deposits, funded purchases of securities and loans as part of an on-going matched-funding program that's designed for the primary purpose of increasing earnings while also managing interest rate risk and liquidity. Another integral part of this strategy is to aggressively promote "free" non-interest bearing business and personal demand (checking) accounts. This strategy will continue throughout 1997 in an on-going effort by the Company to lower its overall cost of funds.

                    Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Bank based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors (See discussion under "Asset Quality"). The provision for loan losses was $270,000 for the third quarter of 1997 compared to $160,000 for the third quarter 1996. For the first nine months of 1997, the loan loss provision was $771,500 compared to $485,000 for the first nine months of 1996. The reason for the increase in the third quarter of 1997 versus 1996 was to replace that portion of the allowance for loan losses used to fund loan charge-offs, as well as to build the allowance for loan losses to a level deemed to be satisfactory given the growth in the size of the loan portfolio during the first nine months of 1997. Non-performing assets were 1.01% of total assets at September 30, 1997, compared to 1.12% at December 31, 1996. Delinquencies were 1.9% of total loans at September 30, 1997, compared to 2.7% at December 31, 1996.

                          Other Income

     Total other income increased $181,224, or 52.89%, from $342,620 during the third quarter 1996 to $523,844 during the third quarter 1997. The increase was due primarily to a $70,650 increase in customer service fees for services such as merchant card fee income, overdraft and NSF (non-sufficient funds) charges, safe deposit box rentals, and other miscellaneous fees which are primarily deposit driven and a $107,021 increase in income from mortgage banking activities.

     For the first nine months of 1997, other income increased $414,847, or 44.96%, to $1,337,571 from $922,724 for the same period in 1996. The primary reasons for the increase were an increase in customer service fees of $211,442, an increase in fees from mortgage banking activities of $191,782 and a slight increase in other income of $15,406.

                         Other Expenses

     Total other expenses increased $595,759, or 34.68%, during the third quarter of 1997 versus the same period in 1996, to $2,313,614 from $1,717,855. Total other expenses also increased during the first nine months of 1997 versus the first nine months of 1996, by $1,748,489, or 37.28%, to $6,438,548 from $4,690,059.
The increases in total other expenses reflect the growth of the bank, especially from the opening of the Muhlenberg and Shillington offices on March 29, 1997 and May 3, 1997, respectively, and compares favorably with the 55.61% increase in total assets, from $283,332,121 at September 30, 1996 to $440,890,220 at September 30, 1997.

     Salaries, wages and employee benefits increased from $725,805 for the quarter ended September 30, 1996 to $1,271,390 for the same period in 1997. For the first nine months of 1997, salaries, wages and benefits increased $1,322,491, or 66.82%, to $3,301,595 versus $1,979,104 for the same period in 1996.
Salaries, wages and employee benefits increased due to the growth of the bank, especially from the opening of the new Muhlenberg and Shillington branches.

     Occupancy expense increased $24,457, or 14.97%, to $187,831 for the quarter ended September 30, 1997 versus $163,374 for the quarter ended September 30, 1996. For the first nine months of 1997, occupancy expense was $510,701 versus $437,678 for the same period in 1996, an increase of $73,023, or 16.68%. These increases reflect step-up rates in lease contracts, due to inflation escalators, and to building, lease, and other occupancy expenses related to the operation of the new Muhlenberg and Shillington offices for the third quarter of 1997.

     Equipment depreciation and maintenance expenses increased $29,230, or 26.80%, from $109,048 for the third quarter of 1996 to $138,278 for the third quarter of 1997. For the first nine months of 1997, equipment depreciation and maintenance expenses increased $76,861, or 24.48%, to $390,800 from $313,939 for the same period in 1996. Equipment depreciation and maintenance increased due primarily to the depreciation on the new Muhlenberg and Shillington branches.

     Other operating expenses decreased slightly in the third quarter of 1997 versus the third quarter of 1996, from $719,628 to $716,115, a decrease of $3,513, or .49%. For the first nine months of 1997, other expenses increased $276,114, or 14.09%, to $2,235,452 compared to $1,959,338 for the first nine months of 1996. Significant changes for the first nine months of 1997 compared to the first nine months of 1996 occurred in EDP outsourcing and MAC Fees, office supplies and expense, foreclosed real estate expenses and other loan expenses. EDP outsourcing and MAC fees increased $94,871, or 37.49%, to $347,926 for the first nine months of 1997 versus $253,055 for the first nine months of 1996. The increase was a result of expenses relating to the Bank's Visa Checkcard associated with volume increases in
cards outstanding.   Office supplies and expenses increased
$169,405, or 63.82%, to $434,827 for the first nine months of 1997 compared to $265,422 for the first nine months of 1996. The increase was due to the growth of the Bank and the need to stock the two new branches. Foreclosed real estate expenses decreased $330,841, or 144.22%, to $(101,435) for the first nine months of 1997 from $229,406 for the first nine months of 1996. The large decrease was due to the recognition of a $150,000 gain on the sale of one of the properties during the third quarter of 1997. Other loan expenses increased $96,987, or 96.09%, to $197,924 for the first nine months of 1997 compared to $100,937 for the first nine months of 1996. The increase was due to a home equity promotion in 1997 whereby all costs were absorbed by the Company.

                   Provision For Income Taxes

     The provision for income taxes was $246,426 for the third quarter of 1997 versus $117,601 for the third quarter of 1996. The provision for income taxes was $515,186 for the first nine months of 1997 versus $298,652 for the first nine months of 1996. For the first nine months of 1997, the Company's effective tax rate was 19.11% versus an effective tax rate of 18.48% for the same period in 1996. The significant decrease in 1997's and 1996's effective tax rate from the statutory tax rate of 34% was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans. This increased $485,196, or 56.69%, during the first nine months of 1997 to $1,341,056 from $855,860 during the same period of 1996.

                          Asset Quality

     Non-performing assets as a percentage of total assets decreased from 1.12% at December 31, 1996 to 1.01% at September 30, 1997. Non-performing assets increased 22.68%, from $3,630,587 at December 31, 1996 to $4,453,929 at September 30,
1997. The ratio of the allowance for loan losses to non-performing assets was 55.10% at December 31, 1996 compared to 56.87% at September 30, 1997. Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due which are insured for credit loss, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

     The balance in the allowance for loan losses was $2,532,932, or 1.06% of total loans at September 30, 1997 compared with $2,000,612, or 1.03%, of total loans at December 31, 1996. The balance in the allowance for loan losses was 1.91% of total loans excluding residential mortgages at September 30, 1997, compared to 1.83% at December 31, 1996. It has been the Bank's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than its commercial loan portfolio. At September 30, 1997, 44.4% of the Bank's loan portfolio was in residential mortgage loans, compared to 43.7% at December 31, 1996.

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

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at September 30, 1997. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

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

     Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of .75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability. A beta is assigned to each key rate for each asset and liability account; and, the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of September 30, 1997 indicate that despite the negative GAP balance, the Bank does not have material interest-rate risk in the event that interest rates rise or fall as much as 200 basis points over the next twelve months.

                             Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at September 30, 1997 was 16.98% compared to 10.39% at December 31, 1996. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at September 30, 1997 was 17.99% compared to 11.44% at December 31, 1996. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At September 30, 1997, the Company's leverage ratio was 10.58% versus 6.82% at December 31, 1996. The Company is categorized as "well capitalized" under applicable Federal regulations. The Company's capital performance, as measured by its annualized return on average equity ratio (ROAE), decreased slightly to 11.38% for the third quarter of 1997 from 11.44% for the third quarter of 1996. For the first nine months of 1997, ROAE increased to 11.84%, from 9.49% for the first nine months of 1996. This increase was primarily caused by the net proceeds from the secondary stock offering completed in July of 1997. The Company sold 1,380,000 shares at $16.375 per share. Net proceeds after deducting expenses, was $20.8 million.

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $2,900,000 of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration. In September 1997, the Company declared a $ .08 per share cash dividend to stockholders of record on October 6, 1997, payable October 20, 1997.

                 Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. These liquid assets totaled $13.6 million at September 30, 1997 compared to $35.0 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At September 30, 1997, the Bank estimated that an additional
$17.1 million of loans will mature or repay in the next six-month period ended March 31, 1998.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At September 30,1997, the Bank had approximately $144.7 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $98.5 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates. The bulk of these unused lines of credit were with the FHLB.

     Liquidity can be further analyzed by reference to the Unaudited Consolidated Statements of Cash Flows. Net cash provided by (used in) operating activities during the first nine months of September 30, 1997 and 1996 was ($1,660,336) and $3,614,606, respectively. The decrease from 1996 to 1997 was due primarily to an increase in proceeds due from mortgage investors. Proceeds due from mortgage investors increased due to the increase in volume of mortgages originated for the secondary market. The Company's cash flows from financing activities increased from $68,811,292 at September 30, 1996 to $111,704,466 at September 30, 1997, due primarily to the increase in deposits. The net increase in deposits was $70,818,105 at September 30, 1997 versus $55,335,794 at September 30, 1996. The Company utilized $108,722,541 in cash for investing activities through September 30, 1997 versus $67,545,898 through September 30,1996. The increase in cash utilized for investing activities was primarily due to an increase in purchases of securities. For the nine months ended September 30, 1997, the Company purchased a total of $114,302,165 in securities versus $45,758,996 for the first nine months of 1996. Other significant changes in cash flows from investing activities include $21,437,154 in proceeds from maturities of and principal repayments on securities available for sale for the nine months ended September 30, 1997 versus $2,882,065 for the nine months ended September 30, 1996 and a $21,386,810 decrease in interest-bearing deposits with banks at September 30, 1997 versus a $6,497,867 decrease at September 30, 1996. The changes in cash flows resulted in a net increase of internally generated cash of $1,321,589 during the nine months ended September 30, 1997 compared to a net increase of $4,880,000 for the nine months ended September 30, 1996.

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

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information

     On October 10, 1997, BCB Financial Services Corporation entered into an agreement of sale to purchase the 150,000 square foot Penn Square Center located at 601 Penn Street, Reading, PA. The building will become the Company's and the Bank's new operation center. The Company plans to occupy four floors of the ten story building and lease out the remaining floors.

     The total purchase price for the building is $2,475,000 and includes an ATM machine, and certain furniture, fixtures and equipment. The Company has a 45 day due diligence period to review certain documentation relating to the purchase of this building and may, if conditions are unsatisfactory, declare the agreement to be null and void.

     The Company expects to reduce its occupancy expense by approximately $50,000 in 1998 and $180,000 in 1999 through the discontinuance of leases of space currently being occupied by the bank for operations. The Company expects lease income on the Penn Square Center building to offset administrative expenses of operating the building once the building is fully occupied.

Item 6.   Exhibits and Reports on Form 8 - K

          (a)  Exhibits

               10.30.    Agreement of Sale, dated October 10,
                         1997 by and between Meridian Properties, Inc. and BCB Financial Services
                         Corporation.

               11.       Statement regarding computation of per
                         share earnings.

               27.       Financial Data Schedule.

          (b)  Reports on Form 8 - K

               None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1997             BCB FINANCIAL SERVICES CORPORATION

                              (Registrant)

                              By/s/ Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Senior Vice President and
                                   Treasurer
                                   (Principal Financial Officer)


                              By/s/ Donna L. Rickert
                                   Donna L. Rickert, CPA,
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBIT INDEX

Exhibit No.    Description

   10.30       Agreement of Sale, dated
               October 10, 1997 by and between
               Meridian Properties, Inc. and BCB
               Financial Services Corporation.

   11          Statement regarding computation of
               per share earnings.

   27          Financial Data Schedule.