Form 10KSB
period 1997-12-31
BCB FINANCIAL SERVICES CORP /PA/
filed 1998-03-06
CIK 920865

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-KSB
(Mark one)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934, for the fiscal year ended December 31,
     1997, or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

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

          Yes    X                 No   ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The Registrant's revenues for its most recent fiscal year were $29,528,000.

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 2, 1998 was $84,556,025. As of March 2, 1998, the Registrant had 3,472,029
shares of Common Stock outstanding.

     Documents incorporated by reference.  Portions of the Proxy
Statement of the Registrant relating to the Registrant's Special
Meeting to be held on April 29, 1998 are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one):

          Yes  _____          No     X

               BCB FINANCIAL SERVICES CORPORATION
                           FORM 10-KSB

                        TABLE OF CONTENTS

                                                            Page
Part I

     Item 1.   Description of Business                        4
     Item 2.   Description of Property                       27
     Item 3.   Legal Proceedings                             30
     Item 4.   Submission of Matters to a Vote of Security
               Holders                                       30

Part II

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                   30
     Item 6.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                    32
     Item 7.   Financial Statements                          56
     Item 8.   Changes In and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                    87

Part III

     Item 9. Directors, Executive Officers, and Control Persons; Compliance with Section 16(a) of
               the Exchange Act                              87
     Item 10.  Executive Compensation                        88
     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                         88
     Item 12.  Certain Relationships and Related
               Transactions                                  88
     Item 13.  Exhibits and Reports on Form 8-K              89

Signatures

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     BCB Financial Services Corporation ("BCB") is a Pennsylvania corporation headquartered in Reading, Pennsylvania and is a registered bank holding company for Berks County Bank, a Pennsylvania-chartered commercial bank. Berks County Bank is a member of the Federal Reserve System and Berks County Bank's deposits are insured by the FDIC to the fullest extent provided by law. Berks County Bank was founded in 1987 to serve individuals and small to medium-sized businesses that management believed were not being adequately served by the larger competitors in its market area. Berks County Bank currently maintains six full-service branches in Reading, Exeter, Wyomissing, Muhlenberg, Shillington and Pottstown, Pennsylvania, and six loan production offices in Wyomissing, Pottstown, Schuylkill Haven, Jamison, Exton, and Allentown, Pennsylvania.
At December 31, 1997, BCB had total consolidated assets, deposits, net loans and stockholders' equity of $447.6 million, $360.6 million, $246.2 million and $44.1 million, respectively.

Market Overview

     Berks County Bank's primary market area consists of Berks County, the central western portion of Montgomery County, the southern half of Schuylkill County, central Bucks County, eastern Chester County and eastern Lehigh County. Berks County, with a population of approximately 350,000, includes the City of Reading, the county's largest municipality with a population of approximately 78,000. The central western portion of Montgomery County includes the Borough of Pottstown and six contiguous townships, which together have a population of approximately 82,000. Berks County Bank's extended market area consists of the remainder of the foregoing counties and Lancaster and Lebanon counties.

     As of June 30, 1997, there were 19 different banking institutions operating approximately 124 branch offices and having total deposits of approximately $4.1 billion in Berks County. The six largest of these institutions with respect to total deposits operated over 65% of the County's branch offices and had over 75% of the County's deposits. Berks County Bank's five Berks County branches had approximately 6% of the County's deposits at June 30, 1997, versus 4.0% and 3.3% of the County's deposits at June 30, 1996 and 1995, respectively, and was the County's sixth largest banking institution with respect to total deposits at June 30, 1997.

Products and Services

     Berks County Bank offers a range of commercial and retail banking services to its customers, including, personal and business checking and savings accounts, certificates of deposit, residential mortgage, consumer and commercial loans, and trust and private banking services. While Berks County Bank's customers typically borrow between $25,000 and $1.5 million, if a customer's loan request exceeds Berks County Bank's legal lending limit, which was $5.3 million in 1997, Berks County Bank seeks to arrange such loans on a participation basis with other financial institutions. In addition, Berks County Bank provides safe deposit boxes, traveler's checks, wire transfer of funds, ACH (Automated Clearing House) origination and other typical banking services. Berks County Bank is a member of the MAC/Plus network, provides clients with access to automated teller machines worldwide, and makes credit cards available to its customers through correspondent banking institutions.

     BCB continues to update its product offering in order to remain competitive. In the past twelve months, BCB has introduced a number of new products and services such as "after hours" phone system for customers to access their accounts, automated teller terminals, and BCB "Classic" Club featuring interest checking for members age 50 and older.

Supervision and Regulation

     Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect BCB and Berks County Bank.

General

     BCB is a bank holding company subject to supervision and regulation by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. As a bank holding company, BCB's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking and BCB may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

     Berks County Bank is subject to supervision and examination by applicable federal and state banking agencies. Berks County Bank is a member of the Federal Reserve System, and therefore, subject to the regulations of the FRB. Berks County Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking.

     In addition, because the deposits of Berks County Bank are insured by the FDIC, Berks County Bank is subject to regulation by the FDIC. Berks County Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Berks County Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

     Berks County Bank is subject to restrictions under federal law which limit its ability to transfer funds to BCB, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Berks County Bank to BCB are generally limited in amount to 10% of Berks County Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. Berks County Bank has never made any loan or extension of credit to BCB nor has it purchased any assets from BCB.

     Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the bank, i.e., to downstream funds to the bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Restrictions on Dividends

     Dividend payments by Berks County Bank to BCB are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, Berks County Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Berks County Bank would be limited to approximately $5.1 million of dividends in 1998 plus an additional amount equal to Berks County Bank's net profit for 1998, up to the date of any such dividend declaration.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of Berks County Bank to pay dividends to the Company.

     The payment of dividends to BCB by Berks County Bank may also be affected by other regulatory requirements and policies. If, in the opinion of the FRB, Berks County Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of Berks County Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that Berks County Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

     Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-weighted assets ratio of 10.00% or greater, a Tier 1 capital to risk-weighted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

     Berks County Bank's FDIC insurance assessment for the first six months of 1998 is estimated to be $50,000. In addition, for 1997 through 1999, the banking industry is required to help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid at the same rate by banks and thrifts, which rate will be determined at such time by the FDIC. At December 31, 1997, BCB estimated the FICO interest assessment to be approximately $40,000 for 1998.

Capital Adequacy

     The FRB adopted risk-based capital guidelines for bank holding companies, such as BCB. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. BCB is in compliance with these guidelines. Berks County Bank is subject to similar capital requirements also adopted by the FRB.

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

     Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

Year 2000 Computer Issues

     Management has initiated a company-wide program to prepare
BCB's and Berks County Bank's computer systems and applications for the year 2000.

     The "year 2000" challenge is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000.

     BCB is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year
2000 compliance.

     BCB plans to have all reprogramming efforts completed by December 31, 1998, allowing adequate time for testing.

     BCB expects to incur internal staff costs and other expenses related to hardware and software enhancements necessary to prepare the systems for the year 2000. Management expects these "year 2000" maintenance or modification costs to be immaterial.

Berks Mortgage Company

     Berks County Bank owns a 70% interest in Berks Mortgage Company, a Pennsylvania business trust. The remaining 30% is owned by a mortgage banking affiliate of the local Coldwell Banker real estate franchise. As a majority-owned subsidiary of Berks County Bank, Berks Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. At the present time, Berks Mortgage Company originates loans that are separately underwritten and funded by Berks County Bank. Berks Mortgage Company commenced operations in 1995. The overall activity of Berks Mortgage Company in 1995, 1996, and 1997 was immaterial in relation to BCB taken as a whole.

Competition

     Berks County Bank faces significant competition from other commercial banks, savings banks, savings and loan associations and several other financial or investment services institutions in the communities it serves. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than BCB and Berks County Bank. As the financial services industry continues to consolidate, competition affecting Berks County Bank may increase. For most of the services that Berks County Bank performs there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage firms, consumer finance companies, insurance companies and pension trusts, are important competitors for various types of financial services.

Loan Portfolio

     BCB's loan portfolio consists of commercial loans, residential one-to-four-family mortgage loans and consumer loans. Commercial loans are primarily made to small businesses and professionals in the form of term loans and for working capital purposes with maturities generally between one and five years. The majority of these commercial loans are collateralized by real estate and further secured by personal guarantees. In 1997, BCB originated $73.2 million in commercial loans.

     BCB is the largest originator of residential mortgage loans in Berks County. In 1997, BCB originated $101.8 million in residential mortgage loans. The majority of all thirty year fixed rate mortgages are resold in the secondary market. BCB does not retain servicing rights on those loans sold in the secondary market. BCB's consumer loans consist principally of home equity lines of credit.

     BCB's loans, net of deferred loan fees and allowance for loan losses, at December 31, 1997 totaled $246.2 million, an increase of $54.1 million, or 28.2%, compared to net loans at December 31, 1996 of $192.1 million. This follows an increase of $45.8 million, or 31.3%, from the $146.3 million amount of net loans at December 31, 1995. These increases reflect continued loan demand from BCB's target customers.

     The following tables set forth (i) BCB's loans by major categories as of the dates indicated and (ii) BCB's loan origination activity by major categories for the periods indicated.

                                                        At December 31,
                                        1997        1996       1995       1994       1993
                                                       (In thousands)
    Commercial:
         Real estate secured         $ 72,565   $ 55,732   $ 43,057   $ 38,003   $ 33,066
         Non-real estate secured/
            unsecured                  37,248     27,154     18,159     14,826     13,635
          Construction                  7,525      5,006      3,004      2,577      1,294
                                      117,338     87,892     64,220     55,406     47,995

    Less deferred loan fees (costs)      (678)      (431)      (207)      (166)       (94)
          Total commercial           $118,016   $ 88,323   $ 64,427   $ 55,572   $ 48,089

    Residential:
         Mortgages                   $104,714   $ 85,027   $ 63,538   $ 58,497   $ 50,155
         Construction                   6,279      4,666      5,502      5,690      5,556
                                      110,993     89,693     69,040     64,187     55,711

    Less deferred loan fees (costs)       209        184        185        105         43
          Total residential          $110,784   $ 89,509   $ 68,855   $ 64,082   $ 55,668

    Consumer:
          Installment                $  4,374   $  3,590   $  2,468   $  1,732   $  1,535
          Home equity lines-secured    14,632     11,832     11,512      5,030      4,627
          Lines of credit-unsecured       936        840        666        529        559
                                     $ 19,942   $ 16,262   $ 14,646   $  7,291   $  6,721

    Less deferred loan fees (costs)       (68)       (54)       (37)       (26)       (22)
          Total consumer             $ 20,010   $ 16,316   $ 14,683   $  7,317   $  6,743

    Total loans, net of deferred
      loan fees (costs)              $248,810   $194,148   $147,965   $126,971   $110,500
                                     ========   ========   ========   ========   ========
    Loan Originations
                                                    At December 31,
                                              1997        1996       1995
                                                    (In thousands)
    Commercial:
         Real estate secured               $ 44,822   $ 34,883   $ 20,390
         Non-real estate secured/
            unsecured                        17,511     13,738      9,976
         Construction                        10,869      7,514      3,742
            Total commercial               $ 73,202   $ 56,135   $ 34,108
                                           ========   ========   ========
    Residential:
         Mortgages                         $ 84,453   $ 69,100   $ 47,700
         Construction                        17,344     13,970     14,020
            Total residential              $101,797   $ 83,070   $ 61,720
                                           ========   ========   ========

    Consumer:
         Installment                       $  3,466   $  2,922   $  2,009
         Home equity lines-secured           12,199      6,331     14,193
         Lines of credit-unsecured              341        536        772
            Total consumer                 $ 16,006   $  9,789   $ 16,974
                                           ========   ========   ========

Loan Maturity and Interest Rate Sensitivity


     The amount of loans outstanding by category as of December 31, 1997, which are due in (i) one year or less,
(ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                       At December 31, 1997

                                                                  More Than
                                                                   One Year
                                                      One Year      Through        Over            Total
                                                      or Less     Five Years    Five Years         Loans

                                                                    (Dollars in Thousands)
           Commercial, construction, other            $ 57,666      $ 43,890       $16,460       $118,016
           Mortgage                                     29,541        58,197        23,046        110,784
           Consumer                                     15,795         4,185            30         20,010
             Total (1)                                $103,002      $106,272       $39,536       $248,810
                                                      ========      ========       =======       ========

           Loans with fixed rate                      $ 48,719      $ 72,342       $38,114       $159,175
           Loans with floating rate                     54,283        33,930         1,422         89,635
             Total (1)                                $103,002      $106,272       $39,536       $248,810
                                                      ========      ========       =======       ========

           Percent composition by maturity              41.40%        42.71%        15.89%        100.00%
                                                      ========      ========       =======       ========

           Fixed rate loans as a percentage
             of total loans maturing                    19.58%        29.08%        15.31%         63.97%
                                                      ========      ========       =======       ========

           Floating rate loans as a percentage
             of total loans maturing                    21.82%        13.64%          .57%         36.03%
                                                      ========      ========       =======       ========

 ____________

(1)  Includes deferred loan fees

     In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

     At December 31, 1997, 64.0% of total loans were fixed rate compared to 67.0% at December 31, 1996. For additional information regarding interest rate sensitivity, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Interest Rate Risk Management."

Credit Quality

     BCB's written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic review is required. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. Berks County Bank has a policy to discontinue accrual of interest income within ten days following the month end in which a loan becomes 90 days past due in either principal or interest, except for those insured for credit loss. In addition, if circumstances warrant, accrual of interest may be discontinued prior to 90 days. In all cases, any payments received on non-accrual loans are credited to principal until full recovery of past due payments has been recognized, and the loan is not restored to accrual status until the customer becomes and remains current for six consecutive payments. Loans are charged off, in whole or in part, upon determination that a loss is anticipated. Non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                               At December 31,

                                          1997       1996        1995       1994       1993
                                                         (Dollars in thousands)
    Loans accruing, but past due
    90 days or more                      $  225     $  187     $  231      $   41     $   39

    Total non-accrual loans               3,554      2,603      1,463       2,893      1,893

    Restructured loans                       73         79         85          91        ---

    Total non-performing loans (1)        3,852      2,869      1,779       3,025      1,932

    Foreclosed real estate                  175        762      1,316         ---        754

    Total non-performing
     assets (2)                          $4,027     $3,631     $3,095      $3,025     $2,686
                                         ======     ======     ======      ======     ======

    Non-performing loans as a
     percentage of total loans,
     net of unearned income                1.55%      1.48%      1.20%       2.38%      1.75%

    Non-performing assets as a
     percentage of total assets            0.90%      1.12%      1.50%       1.96%      1.85%

____________________

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and
     (iii) restructured loans.

(2) Nonperforming assets are comprised of non-performing loans and foreclosed real estate.

     The following summary shows the impact on interest income of nonaccrual and restructured loans for the periods indicated:

                                              Year Ended December 31,
                                           1997        1996         1995
                                               (Dollars in thousands)
    Interest income that would have
      been recorded had the loans
      been in accordance with their
      original terms                       $284        $221         $122

    Interest income included in net
      income                                 58          41           24

     Restructured loans are loans whose terms have been modified, because of a deterioration in the financial position of the borrower, to provide for a reduction of either interest or principal. At December 31, 1997, there was one restructured loan in the amount of $73,000.

     At December 31, 1997, BCB had no foreign loans and no loan concentrations exceeding 10% of total loans not disclosed in the table "Loan Portfolio Composition." Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

     Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, thereby establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

     Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1997, all identified potential problem loans were included in the preceding table except for $0.8 million of loans included on Berks County Bank's internal watch list.

     Berks County Bank had no credit exposure to "highly leveraged transactions" at December 31, 1997, as defined by the FRB.

Allowance for Loan Losses

     A detailed analysis of BCB's allowance for loan losses for each of the years in the five year period ended December 31, is as follows:

                                                                    Years Ended December 31,
                                                        1997      1996      1995      1994       1993
                                                                    (Dollars in thousands)
                    Balance at beginning of year:    $  2,001  $  1,674  $  1,437  $  1,447    $ 1,932

                     Charge-offs:
                       Commercial                          87        90       222        56        579
                       Real estate-mortgage               296       329       173        49        267
                       Consumer                            58        29        10         3         24

                         Total Charge-offs           $    441  $    448  $    405  $    108    $   870

                     Recoveries:
                       Commercial                          27        62       102        39         65
                       Real estate-mortgage                56        24        20        32        107
                       Consumer                            --         2         2         5          3

                         Total recoveries            $     83  $     88  $    124  $     76    $   175

                     Net charge-offs                      358       360       281        32        695
                     Provision for loan losses            960       687       518        22        210

                   Balance at end of year            $  2,603  $  2,001  $  1,674  $  1,437    $ 1,447
                                                     ========  ========  ========  ========    =======

                   Average loans outstanding (1)     $223,130  $170,135  $133,860  $118,435   $100,235
                                                     ========  ========  ========  ========   ========

                   As a percent of average loans (1):
                     Net charge-offs                     0.16%     0.21%     0.21%     0.03%     0.69%
                     Provision for loan losses           0.43%     0.40%     0.39%     0.02%     0.21%
                     Allowance for loan losses           1.17%     1.18%     1.25%     1.21%     1.44%

                   Allowance as a percent of each
                       of the following:
                     Total loans, net of
                       unearned income                   1.05%     1.03%     1.13%     1.13%     1.31%
                     Total delinquent loans
                       (past due 30 to 89 days)         98.86%    68.69%    52.08%   244.80%   215.33%
                     Total non-performing loans         67.58%    69.75%    94.10%    47.50%    74.90%

__________________

(1)  Includes non-accruing loans

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

     Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was adequate at December 31, 1997. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     Berks County Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1997, approximately 37.3% of the allowance for loan losses is allocated to general risk to protect Berks County Bank against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                             AT DECEMBER 31,
               _________________________________________________________________________________________________________

                                  1997                 1996              1995                 1994                1993
               _________________________________________________________________________________________________________

                                  Percent              Percent            Percent             Percent              Percent
                                  of Loans             of Loans           of Loans            of Loans             of Loans
                                  in Each              in Each            in Each             in Each              in Each
                                  Category             Category           Category            Category             Category
                         Amount  to Loans(1)  Amount  to Loans(1) Amount to Loans(1) Amount  to Loans(1) Amount   to Loans(1)
                                                              (Dollars in thousands)
    Allocation of
    allowance for loan
    losses:

    Commercial           $  851    44.41%     $  652    42.91%  $  420   41.51%     $  692    41.59%    $  806    42.35%
    Mortgage                574    42.00%        434    43.70%     336   42.82%        298    46.11%       265    45.35%
    Consumer                150     8.04%        122     8.40%     110    9.92%         55     5.78%        50     6.10%
    Construction             56     5.55%         73     4.99%      64    5.75%         62     6.52%        57     6.20%
    General Allowance       972                  720               744                 330                 269

    Total                $2,603               $2,001            $1,674              $1,437              $1,447
                         ======               ======            ======              ======              ======

(1)  Loans, net of unearned income.

Securities Portfolio

     BCB's securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while exposing BCB to reduced credit risk. As a result of BCB's recent growth, the securities portfolio has also grown significantly from $29.6 million at December 31, 1995 to $88.6 million at December 31, 1996, and $169.2 million at December 31, 1997. This significant increase is due in large part to matched funding programs that use FHLB advances and the significant deposit inflows at existing and new branches to fund both loan originations and securities purchases. The purpose of these matched funding programs is to target earnings growth and net interest margin increases while managing liquidity, credit, market and interest rate risk. From time to time a specific matched funding program may attempt to achieve current earnings benefits from future growth in deposits that management is reasonably confident will occur.

     A summary of securities available for sale and securities held to maturity at December 31, 1997, 1996, and 1995 follows:

                                                      Securities                              Securities
                                                  Available for Sale                       Held To Maturity
                                                    at December 31,                         at December 31,
                                           1997         1996          1995         1997         1996        1995
                                                     (In Thousands)                         (In Thousands)
    U.S. Treasury                         $   991      $ 3,465      $ 5,450      $     -      $     -      $    -
    U.S. Government agencies               32,981       18,000        3,757       60,724       24,253       3,002
    State and municipal                    23,192       23,275        6,978       10,165       10,787       6,205
    Mortgage-backed and asset-
      backed securities (1)                33,006        4,357        2,807            -            -           -
    Other securities (2)                    7,069        4,467        1,134           25           25           -

    Total Amortized Cost of
      Securities                          $97,239      $53,564      $20,126      $70,914      $35,065     $ 9,207
                                          =======      =======      =======      =======      =======     =======

    Total Fair Value of
      Securities                          $98,326      $53,489      $20,359      $71,769      $35,147     $ 9,367
                                          =======      =======      =======      =======      =======     =======

(1) All of these obligations consist of U.S. Government Agency issued securities.
(2) Comprised mostly of FHLB stock, Federal Reserve Bank stock and a Pennsylvania community bank stock.

     The following table presents the maturity distribution and weighted average yield of the securities portfolio of BCB at December 31, 1997. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

                                                                    Available for Sale
                                                                     December 31, 1997

                                                                  (Dollars In Thousands)

                                                   After 1 Year        After 5 Years
                                                        But                 But             After 10 Years
                               Within 1 Year      Within 5 Years      Within 10 Years      or no maturity (1)           Total
                              Amount   Yield      Amount   Yield       Amount   Yield       Amount    Yield      Amount      Yield
Amortized Cost:
  U.S. Treasury Securities   $  498    7.383%     $  493    7.779%     $     0       0%     $     0        0%     $   991    7.580%
  U.S. Government Agencies        0        0           0        0       16,981   7.287       16,000    7.354       32,981    7.320
  State and Municipal             0        0           0        0            0       0       23,192    7.807       23,192    7.807
  Mortgage-backed and
    asset-backed securities       0        0           0        0            0       0       33,006    5.787       33,006    5.787
  Other Securities            5,654    6.375           0        0            0       0        1,415    7.377        7,069    6.575
  Total securities
    available for sale       $6,152    6.456%     $  493    7.779%     $16,981   7.287%     $73,613    6.794%     $97,239    6.864%
                             ======    =====      ======    =====      =======   =====      =======    =====      =======    =====
                                                                     Held to Maturity
                                                                    December 31, 1997

                                                                 (Dollars In Thousands)

                                                   After 1 Year        After 5 Years
                                                        But                 But             After 10 Years
                               Within 1 Year      Within 5 Years      Within 10 Years      or no maturity (1)           Total
                              Amount   Yield      Amount   Yield       Amount   Yield       Amount    Yield      Amount      Yield
Amortized Cost:
  U.S. Treasury Securities   $    0        0%     $    0        0%     $     0       0%     $     0        0%     $     0        0%
  U.S. Government Agencies        0        0           0        0       20,481   7.396       40,243    7.379       60,724    7.385
  State and Municipal           365    8.845       1,704    6.609          796   8.446        7,300    8.059       10,165    7.875
  Mortgage-backed and
    asset-backed securities       0        0           0        0            0       0            0        0            0        0
  Other Securities                0        0           0        0           25   7.500            0        0           25    7.500
  Total securities
    held to maturity         $  365    8.845%     $1,704    6.609%     $21,302   7.435%     $47,543    7.483%     $70,914    7.455%
                             ======    ======     ======    ======     =======   ======     =======    =====      =======    ======

__________________

(1) The majority of the securities listed in this category are callable or likely to repay within five years.

     Berks County Bank maintains a securities portfolio for the secondary application of funds as well as a secondary source of liquidity. At December 31, 1997, securities having an amortized cost of $15.5 million were pledged as collateral for public funds and other purposes as required or permitted by law.

     Neither BCB nor Berks County Bank hold securities of any one issuer, excluding U.S. Treasury and U.S. Government Agencies, that exceeded 10% of stockholders' equity at December 31, 1997 or any prior period end.

Deposit Structure

     The following is a distribution of the average balances of Berks County Bank's deposits and the average rates paid thereon for the years ended December 31, 1997, 1996 and 1995.

                                                  Year Ended December 31,
                                       1997                1996               1995
                                 Amount    Rate      Amount    Rate     Amount    Rate
                                                   (Dollars in thousands)
Demand--non-interest bearing   $ 31,422    ----%    $ 21,127    ----%  $ 12,960   ----%
Demand--interest-bearing        131,447    3.90%      68,642    3.76%    28,455   3.29%
Savings                          12,384    3.25%      11,010    3.12%    10,162   2.68%
Time, $100,000 and over          12,563    5.69%       9,965    5.52%     9,221   5.77%
Time, other                     122,033    5.76%     102,533    5.52%    86,908   5.59%

  Total deposits               $309,849    4.28%    $213,277    4.28%  $147,706   4.47%
                               ========    =====    ========    =====  ========   =====

     The following is a breakdown, by maturities, of Berks County
Bank's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1997.

                       Certificates of Deposit $100,000 or more
                                      At December 31,
                                           1997
                                     (In thousands)
Maturing in:

Three months or less                     $ 2,722
Over three through six months                910
Over six through twelve months             1,185
Over twelve months                         8,006

  Total                                  $12,823
                                         =======

Long-Term Debt and Other Borrowed Funds

     Berks County Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were approximately $1.0 million at December 31, 1997 and 1996.

     Berks County Bank had other short-term borrowings from the FHLB at December 31, 1997 and December 31, 1996 in the amount of $21.0 million and $13.0 million, respectively. The December 31, 1997 balance outstanding was mostly due in January 1998 with the balance due in September 1998. The December 31, 1997 balance had an average interest rate of 5.93%.

     The following table sets forth information regarding short-term borrowings at and for the periods ended December 31, 1997 and 1996.

                                                       1997           1996
                                                          (In Thousands)
           Short-term advances from the FHLB
             bearing interest at a weighted
             average rate of 5.93% and 5.41% as
             of December 31, 1997 and 1996,
             respectively:...........................$21,000        $13,000
           Treasury, tax and loan note option........  1,056            718
                                                     $22,056        $13,718
                                                     =======        =======

           Maximum amount of short-term advances
             from the FHLB outstanding at any
             month-end during the twelve months
             ended December 31, 1997 and 1996........$43,396        $13,000
           Maximum amount of Treasury, tax and
             loan note option outstanding............  1,121          1,362
                                                     $44,517        $14,362
                                                     =======        =======

           Average amount of short-term advances
             outstanding during the twelve months
             ended December 31, 1997 and 1996,
             at weighted average interest rates
             of 5.73% and 5.41%, respectively........$21,430        $ 5,171
           Average amount of Treasury, tax and
             loan note option outstanding............    720            632
                                                     $22,150        $ 5,803
                                                     =======        =======

     Long-term debt consisted of the following at December 31, 1997 and 1996:

                                                       1997           1996
                                                          (In Thousands)
           Advances from the FHLB bearing
             interest at a weighted average
             rate of 5.96% and 5.49% as of
             December 31, 1997 and 1996,
             respectively............................$10,000        $22,000
                                                     =======        =======

     Maturities of long-term debt at December 31, 1997 are as follows:

                                                 (In Thousands)
     1998........................................... $  ---
     1999...........................................  5,000
     2000...........................................    ---
     2001...........................................  5,000
                                                     $10,000
                                                     =======

     Berks County Bank has maximum borrowing capacity with the FHLB of approximately $177.1 million. Advances from the FHLB are secured by qualifying assets of Berks County Bank.

Financial Ratios

     The following ratios for the Company are among those commonly used in analyzing financial statements of financial services companies:

                                                 Years Ended December 31,
                                              1997         1996        1995
Selected Financial Ratios:

Return on average assets                      0.87%        0.77%       0.51%
Return on average stockholders'
  equity                                     11.24        10.16        5.14
Return on average stockholders'
  equity and redeemable common stock         11.24        10.15        5.05
Net interest margin (1)                       3.59         3.72        3.84
Allowance for loan losses as a
  percentage of loans, net of
  unearned income                             1.05         1.03        1.13
Allowance for loan losses as a
  percentage of non-performing
  loans (2)                                  67.58        69.75       94.10
Non-performing loans as a percentage
  of total loans, net (2)                     1.55         1.48        1.20
Non-performing assets as a percen-
  tage of total assets (2)                    0.90         1.12        1.50
Net charge-offs as a percentage of
  average loans, net                          0.16         0.21        0.21
Tier 1 capital to risk-weighted
  assets (3) (4)                             17.01        10.39       12.43
Leverage ratio (3) (4) (5)                    9.87         6.82        9.30
Total capital to risk-weighted
  assets (3) (4)                             18.03        11.44       13.58
Total stockholders' equity to
  total assets (6)                            7.73         7.57        9.99
Dividend payout ratio                        25.62        22.86       36.81

Per Share Data:
Basic Earnings per share (8) (11)           $ 1.23       $ 0.92      $ 0.44
Diluted Earnings per share (7) (11)           1.20         0.91        0.43
Cash dividends declared per share (11)        0.30         0.21        0.16
Book value per share (excluding allow-
  ance for loan losses) (9) (10) (11)        12.71         9.52        8.91
Average shares outstanding (10) (11)     2,682,281    2,069,251   2,069,560

_____________

(1) Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(2) Non-performing loans are comprised of (i) loans which are on a nonaccrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss and
     (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate.

(3) Based on Federal Reserve Board risk-based capital guidelines, as applicable to BCB. Berks County Bank is subject to similar requirements imposed by the Federal
     Reserve Board.

(4) Redeemable common stock has been excluded from this computation for 1995.

(5) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(6)  Based upon average daily balances for the respective year.

(7) Based upon average shares and common share equivalents outstanding.

(8)  Based upon average shares outstanding.

(9) Based upon total shares issued and outstanding at the end of each respective year.

(10) Rescission shares have been classified as redeemable common stock for the year ending December 31, 1995 and the Rescission shares have been included in this computation.

(11) Average shares outstanding and per common share data are adjusted for all stock dividends and stock splits effected through December 31, 1997.

ITEM 2.  DESCRIPTION OF PROPERTY

     On October 10, 1997, BCB entered into an agreement of sale to purchase the 150,000 square foot Penn Square Center located at 601 Penn Street, Reading, Pennsylvania. It is expected that BCB's and Berks County Bank's executive/administrative offices will occupy four of the ten floors of this facility. BCB plans to lease out the remaining floors. The total purchase price for the building is $2,475,000 and includes an ATM machine and certain furniture, fixtures and equipment. Settlement occurred on February 18, 1998.

     As of December 31, 1997, Berks County Bank owned two properties, the land and building at the site of its branch location at High and Wilson Streets, Pottstown, Montgomery
County, Pennsylvania and an additional parcel of land located in Exeter Township, Berks County, used for employee parking.

     Berks County Bank leases the land upon which it constructed the branch office it owns in Exeter Township, Berks County, Pennsylvania. This lease expires in June 1999 and has renewal options for twenty years thereafter. The lease expense for this land was $44,000 and $45,000 in 1996 and 1997, respectively. The lease expense for 1998 will be $46,000. Berks County Bank also leases land located in Wyomissing Hills, Berks County, Pennsylvania, upon which it constructed its Wyomissing branch. The total term of this lease is twenty-nine years, eleven months, expiring November 2024. The lease expense for 1996 and 1997 was $41,000 and $42,000, respectively. The lease expense for 1998 will be $43,000.

     Berks County Bank also leases the land upon which it constructed its Muhlenberg Township branch. The branch opened on March 29, 1997. The term of the lease is three years, expiring November 1999. At the conclusion of the lease, Berks County Bank will purchase the land for $375,000. The monthly lease payments are fixed at $3,750 per month until the end of the lease. Berks County Bank also leases the land upon which it constructed its Shillington (Cumru Township) branch. The branch opened May 3, 1997. The term of the lease is ten years, expiring in January 2007. At the conclusion of the lease, Berks County Bank will purchase the land for $400,000. The monthly lease payments are fixed at $4,000 until the end of the lease.

     Berks County Bank also leases space for its main branch and executive/administrative offices at 400 Washington Street, Reading, Pennsylvania. The space consists of a first floor location for Berks County Bank branch and office space on the second, eighth, ninth and twelfth floors for lending and operations staff. The space is leased under separate leases that, in the aggregate, required annual lease payments of $164,000 and $175,000 in 1996 and 1997, respectively, and will require lease payments of $119,000 in 1998. The leases expire at various dates through 1998. Berks County Bank has options to renew the terms of the leases for additional periods. In April 1998, it is expected, that BCB's and Berks County Bank's executive/administrative operations will be relocated to BCB's Penn Square facility.

     On January 6, 1998, Berks County Bank announced that the Bank's seventh full-service branch will be opened in Hamburg (Berks County), Pennsylvania. The Hamburg branch is expected to open in the first quarter of 1998. Berks County Bank has agreed to lease a 1,500 square foot commercial property for the Hamburg branch. The lease expense for 1998 will be $15,000.

     On November 11, 1997, Berks County Bank entered into two agreements of sale for two adjacent parcels of land in Douglass Township, (Montgomery County) Pennsylvania. Berks County Bank will use these two parcels of land to construct its eighth full-service branch. Estimated completion date for the Boyertown Branch is the third quarter of 1998. The aggregate purchase price for the two parcels is $525,000.

     Berks County Bank leases space for its mortgage center and loan office at Two Woodland Road in Wyomissing, Pennsylvania. The lease expired in February 1998 and had three renewal options of one year each. The annual lease expense in 1996 and 1997 was $39,000 and $40,000, respectively. The lease expense through February 1998 will be approximately $5,000. The lease has been temporarily extended through May 31, 1998 at an approximate additional expense of $12,000 for 1998.

     Berks County Bank also leases space for a mortgage center and loan office at 108 East Main Street, Schuylkill Haven, Schuylkill County, Pennsylvania. The lease expires in May 1998 and has three additional extensions of six months each. The lease expense in 1996 and 1997 was $450 and $5,000, respectively. The lease expense through May 31, 1998 will be $2,250.

     Berks County Bank leases space for a mortgage center and loan office in Jamison, Bucks County, Pennsylvania. The lease expires in March 1998. The annual lease expense for 1997 was $6,000. The lease expense through March 1998 will be $2,000. After March, the Bank will continue to lease this space on a month-to-month basis.

     Berks County Bank leases space for its Exton loan production office in Chester County, Pennsylvania. The lease expires in June 1998. The annual lease expense for 1997 was $7,000.

     On February 1, 1998, Berks County Bank entered into a lease agreement for a mortgage center and loan office in Allentown, Lehigh County, Pennsylvania. The lease expires in January 1999.
The lease expense for 1998 will be approximately $16,000.

     In addition to its branches and offices, Berks County Bank operates automated teller machines at its Exeter, Pottstown, Wyomissing, Muhlenberg and Shillington branch offices and at a location owned by St. Joseph's Hospital, Reading, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

     BCB and Berks County Bank are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of BCB's and Berks County Bank's business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of BCB and Berks County Bank, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of BCB and Berks County Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Shares of BCB's common stock are traded in the over-the-counter market and are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "BCBF." Herzog, Heine and Geduld, Inc., Ryan Beck and Co., F. J. Morrissey & Co., Inc., Wheat First Union and Janney Montgomery Scott all make markets in BCB's common stock.

     At February 19, 1998, the total number of holders of record of BCB's common shares was 3,179.

     The table below presents the high and low trade prices reported for BCB's common shares and the cash dividends declared on such common shares for the periods indicated. The range of high and low prices is based on trade prices reported on NASDAQ. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

                                                             Dividends
          Year        Quarter        High          Low       Per Share
          1997          4th         28            19-1/2        $.08
                        3rd         20-1/2        15             .08
                        2nd         18            14-3/4         .07
                        1st         19-5/8        14-3/4         .07

          1996          4th         15-3/4        12-1/16        .06
                        3rd         12-11/16      11-7/8         .05
                        2nd         12-15/16      11-7/8         .05
                        1st         12-15/16      10-13/16       .05

     All price information in the table has been adjusted retroactively to reflect a 6 for 5 stock split paid on November 19, 1996.

     For certain limitations on the Bank's ability to pay dividends to BCB, see "Description of Business - Supervision and Regulation" hereof and Note 17 to "Notes to Consolidated
Financial Statements."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition Highlights

     BCB Financial Services Corporation's ("BCB's") total assets increased 37.9% from $324.5 million at December 31, 1996 to $447.6 million at year-end 1997. During the same period, net loans increased by 28.2% to $246.2 million, and securities increased by 90.1% to $169.2 million. The increase in securities was due primarily to the net purchase of $44.8 million in available for sale securities and $35.8 million in held to maturity securities as part of a matched funding program by the Bank to increase earnings. Cash and amounts due from banks, interest-bearing deposits (which are held at the Federal Home Loan Bank, "FHLB"), and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $18.0 million to $13.7 million at December 31, 1997 from $31.7 million at December 31, 1996, primarily due to a greater amount of growth in loans and securities during 1997 than the amount of growth in deposits. Amounts due from mortgage investors increased from $3.5 million at year-end 1996 to $5.4 million at year-end 1997. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to forty-five days after origination. Bank premises and equipment, net of accumulated depreciation, increased from $4.4 million at year-end 1996 to $6.4 million at year-end 1997. The increase of $2.0 million was mainly attributable to the construction of two new branch sites in Muhlenberg and Shillington. These offices opened in the first and second quarters of 1997, respectively. Prepaid expenses and other assets increased by $2.3 million, from $0.5 million at December 31, 1996 to $2.8 million at December 31, 1997. The increase was mainly due to securities sold prior to year end 1997, which did not settle until early 1998. Foreclosed real estate decreased from $0.8 million at December 31, 1996 to $0.2 million at December 31, 1997. Foreclosed real estate is comprised of property acquired through foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.

     Total liabilities increased by $98.7 million, or 32.4%, from $304.8 million at December 31, 1996 to $403.5 million at December 31, 1997. During this period, deposits increased by 36.4% from $264.3 million at year-end 1996 to $360.6 million at year-end 1997. The deposit mix changed considerably during 1997, along the same trend as it did in 1996, because the Bank continued to place greater emphasis upon the generation of savings and checking deposits versus higher cost certificates of deposits. This was accomplished by raising the rate of interest paid for money market deposits in 1996 and maintaining the above market interest rate throughout 1997; offering no-fee, "free" personal and business checking; and also paying attractive interest rates on interest checking accounts during a period of time where major competitors charged fees for checking and paid no interest, or lower interest, for checking accounts. The aggregate amount of demand and savings deposits, which are lower in rate than time deposits, increased $70.9 million, or 49.9%, from $142.0 million at December 31, 1996 to $212.9 million at December 31, 1997. As a percentage of total deposits, aggregate demand and savings deposits increased from 53.7% at December 31, 1996 to 59.0% at December 31, 1997. Aggregate demand deposits include non-interest bearing demand, interest checking (NOW) and money market deposits. Certificates of deposit increased
$25.3 million, or 20.7%, from $122.3 million at year-end 1996 to $147.6 million at December 31, 1997. As a percentage of total deposits, certificates of deposit decreased from 46.3% at December 31, 1996 to 40.9% at December 31, 1997. The proceeds from the increase in deposits were used to fund new loans, securities purchases, and additions to bank premises and equipment. Other borrowed funds increased $8.4 million from $13.7 million at year-end 1996 to $22.1 million at year-end 1997. The increase was primarily the result of new FHLB advances with a maturity date of less than one year. Long-term borrowed funds decreased $12.0 million from $22.0 million at year-end 1996 to $10.0 million at year-end 1997. This decrease was due to the reclassification of long-term borrowings that, due to the passage of time, mature in less than a year, or due to their prepayment. BCB utilizes FHLB borrowings as part of its on-going matched funding program to increase earnings and/or to manage interest-rate risk and liquidity.

     Stockholders' equity increased $24.4 million, or 123.9% to $44.1 million at December 31, 1997 from $19.7 million at December 31, 1996. The increase in stockholders' equity is primarily attributable to the completion of BCB's secondary public offering, during the third quarter of 1997, in which it sold 1,380,000 shares at $16.375 per share. Net proceeds to BCB, after deducting expenses of $1.7 million, were $20.9 million. Also contributing to the increase was the retention of earnings of $2.5 million, net of cash dividends declared of $0.8 million. The change in net unrealized appreciation (depreciation) on securities available for sale, net of taxes, was $766,000, from ($49,000) depreciation at December 31, 1996 to $717,000 appreciation at December 31, 1997. This increase was caused by the general decrease in interest rates during the period. When interest rates fall, the fair value of debt securities generally increases, thereby increasing equity.

Results of Operations for the Years Ended December 31, 1997 and
1996

Overview

     BCB's net income for the year-ended December 31, 1997 was $3.3 million, increasing by 73.7% from $1.9 million for 1996.
The increase in net income for 1997 compared to 1996 was largely attributable to an increase in net interest income.

Analysis of Net Interest Income

     Historically, BCB's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. BCB's net interest income, calculated on a tax-equivalent basis, increased $4.2 million, or 48.3%, to $12.9 million during 1997 from $8.7 million during 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets at rates higher than the increase in average interest-bearing liabilities. Interest income, on a tax-equivalent basis, increased
$9.8 million, or 53.0%, from $18.5 million in 1996 to $28.3 million in 1997, while interest expense increased $5.5 million, or 56.1%, from $9.8 million in 1996 to $15.3 million in 1997.

     Net interest margin decreased 13 basis points to 3.59% for the year-ended December 31, 1997 compared to 3.72% for the year-ended December 31, 1996, calculated on a tax-equivalent basis. Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased in 1997 due primarily to a decrease in the average yield on interest earning assets -- specifically securities, and an increase in the average yield on interest-bearing liabilities, primarily other borrowed funds and deposits. In 1997, the average yield on interest-earning assets, on a tax equivalent basis, decreased 6 basis points, or less than 1 percent, to 7.85% compared to 7.91% for the prior year-ended December 31, 1996. The average yield on total interest-bearing liabilities (deposits plus borrowed funds) increased 8 basis points, or 1.7%, to 4.87% for the year-ended December 31, 1997 compared to 4.79% for the prior year-ended December 31, 1996.

     To the extent that BCB chooses to invest in tax-free securities or extend tax-free loans, BCB's tax expense can be reduced from the statutory rate of 34% to an effective rate below that level. The amount of tax that is saved by the acquisition of tax-free assets is included in interest income for purposes of calculating the tax-equivalent yield on earning assets. During the latter part of 1996, BCB significantly increased its investments in State and Municipal Securities, which are substantially tax-free, except for the disallowance of the deduction of twenty percent of interest expense on deposits or liabilities used to fund these investments, in accordance with the Federal tax laws governing bank qualified securities. This resulted in a substantial increase in the average balance in State and Municipal securities in 1997, versus 1996.

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

                                         Average Balances, Average Rates, and Net Interest Margin
Years Ended                       December 31, 1997                 December 31, 1996            December 31, 1995

                                        Interest                       Interest                      Interest
(Dollars in thousands)      Average      Income/   Yield/    Average    Income/     Yield/   Average  Income/     Yield/
                            Balance    Expense(1)  Rate(2)   Balance   Expense(1)  Rate(2)   Balance  Expense(1)  Rate(2)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits
   at banks                  $  4,287  $    243      5.67%   $  8,095   $   431      5.32%  $  9,716  $   560      5.76%
  U.S. Treasury                 2,376       167      7.03       4,168       261      6.26      5,891      382      6.48
  U.S. Government agencies     91,503     6,333      6.92      25,237     1,770      7.01      6,239      397      6.36
  State and municipal (3)      32,574     2,560      7.86      22,003     1,773      8.06      7,336      591      8.06
  Other bonds and securities    5,477       343      6.24       1,920       119      6.20      1,177       78      6.63
    Total securities          131,930     9,403      7.13      53,328     3,923      7.36     20,643    1,448      7.01
  Federal funds sold              649        35      5.55       2,319       121      5.22      1,290       73      5.66
  Commercial loans (3)        104,044     9,098      8.74      76,196     6,758      8.87     57,443    5,307      9.24
  Mortgage loans              100,446     7,779      7.74      78,745     5,952      7.56     66,832    5,124      7.67
  Installment loans            18,640     1,703      9.14      15,194     1,324      8.71      9,585      864      9.01
    Total loans(4)            223,130    18,580      8.33     170,135    14,034      8.25    133,860   11,295      8.44
     Total interest-
      earning assets          359,996    28,261      7.85     233,877    18,509      7.91    165,509   13,376      8.08
Unrealized depreciation on
  available for sale
  securities                     (106)                           (227)                          (172)
Allowance for loan losses      (2,283)                         (1,849)                        (1,492)
Non-interest earning assets    22,275                          15,479                         11,821
    Total assets             $379,882                        $247,280                       $175,666
                             ========                        ========                       ========

INTEREST-BEARING LIABILITIES:

Demand deposits,
  interest-bearing           $131,447     $5,131     3.90%   $ 68,642  $  2,582      3.76%  $ 28,455 $    937      3.29%
Savings deposits               12,384        402     3.25      11,010       343      3.12     10,162      272      2.68
Other time deposits           134,596      7,744     5.75     112,498     6,210      5.52     96,129    5,391      5.61
  Total deposits              278,427     13,277     4.77     192,150     9,135      4.75    134,746    6,600      4.90
Other borrowed funds           22,150      1,256     5.67       5,803       303      5.22      2,736      141      5.15
Long-term borrowings           13,830        788     5.70       6,742       371      5.50      5,488      285      5.19
  Total interest-bearing
    liabilities               314,407     15,321     4.87     204,695     9,809      4.79    142,970    7,026      4.91
Demand deposits,
  non-interest bearing         31,422                          21,127                         12,960
Other non-interest
  bearing liabilities           4,682                           2,718                          1,870
    Total liabilities         350,511                         228,540                        157,800
Redeemable common stock           ---                              14                            315
Stockholders' equity           29,371                          18,726                         17,551
Total liabilities,
  redeemable common stock
  and stockholders' equity   $379,882                        $247,280                       $175,666
                             ========                        ========                       ========
Net interest income                      $12,940                         $8,700                        $6,350
                                         =======                         ======                        ======
Net interest margin(5)                               3.59%                           3.72%                         3.84%
                                                     =====                           =====                         =====

_____________
(1)  Includes loan fee income.

(2)  Yields on investments are calculated on amortized cost.

(3) Taxable equivalent basis, using a 34% statutory tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

(4)  Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

     BCB's total interest income on a tax-equivalent basis increased by $9.8 million during 1997 over the previous year, from $18.5 million in 1996 to $28.3 million in 1997. Interest and fees on loans increased $4.6 million, from $14.0 million for the year-ended December 31, 1996 to $18.6 million for the year-ended December 31, 1997, which was the result of an increase in average loan volume, from $170.1 million at December 31, 1996 to $223.1 million at December 31, 1997, and an increase in the average yield on loans, from 8.25% in 1996 to 8.33% in 1997.
Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $5.5 million, from $3.9 million in 1996 to $9.4 million in 1997. This increase in investment income was the result of an increase in the average balance of securities owned in 1997 versus 1996, from $53.3 million in 1996 to $131.9 million in 1997. BCB has elected during the past several years to maintain the bulk of its excess liquidity in an interest-bearing account at the Federal Home Loan Bank of Pittsburgh instead of selling it overnight as Federal Funds Sold. By doing this during 1997, BCB increased its yield on its deposits at the FHLB by 12 basis points over what it could have earned in Federal Funds Sold, an average yield of 5.67% versus 5.55%. Plus, the FHLB affords BCB the protection of an AAA/Aaa rated institution by Moody's and Standard and Poor, since it is a quasi-Federal government agency.

     BCB's total interest expense increased $5.5 million, or 56.1%, to $15.3 million in 1997 from $9.8 million in 1996. This increase was due to an increase in the volume of average interest-bearing liabilities of $109.7 million, or 53.6%, to $314.4 million for the year-ended December 31, 1997 versus
$204.7 million for the year-ended December 31, 1996. The average rate paid on interest-bearing liabilities increased 8 basis points, or 1.7%, from 4.79% for 1996 compared to 4.87% for 1997. This increase was primarily the result of BCB's decision to leverage its balance sheet in order to increase earnings, thereby electing to increase its average volume of borrowed funds, which were at rates in excess of the average rate on total average deposits.

     The average rate paid on interest-bearing demand deposits, primarily money market savings and interest checking accounts, increased in 1997 to 3.90% from 3.76% in 1996. Additionally, the average volume increased from $68.6 million in 1996 to $131.4 million in 1997, an increase of $62.8 million, or 91.5%. BCB believes that its strategy of paying an above market 4.20% APY (annual percentage yield) on money market savings accounts having balances of $1,000 or more, and guaranteeing that APY through June 30, 1998 has resulted in significant volume increases in deposits at incremental costs far below those that would have been paid for the same volume of certificates of deposit.

     Interest expense on time deposits increased $1.5 million, or 24.2%, from $6.2 million during 1996 to $7.7 million during 1997. This increase was due to an increase in the average volume of certificates of deposit in the amount of $22.1 million, or 19.6%, from $112.5 million in 1996 to $134.6 million in 1997.

     Interest expense on other borrowed funds and long-term borrowings increased in 1997 to $2.0 million from $0.7 million in 1996 as the average balance increased to $36.0 million in 1997 from $12.5 million in 1996. The increase, along with the increase in deposits and other borrowed funds, funded purchases of securities and loans as part of an on-going matched funding program that's primary purpose was to increase earnings while also managing interest-rate risk and liquidity. An integral part of this strategy was to aggressively promote "free" non-interest bearing business and personal demand (checking) accounts. This strategy is continuing into 1998 in an on-going effort by BCB to lower its overall cost of funds while attracting significant volumes of new deposits at incremental rates below rates on certificates of deposit or borrowings.

     During 1997, non-interest bearing business and personal demand (checking) deposits increased to $38.5 million at December 31, 1997 from $29.0 million at December 31, 1996, an increase of $9.5 million, or 32.8%. On an average balance basis, the increase from 1996 to 1997 was $10.3 million, or 48.8%, from $21.1 million in 1996 to $31.4 million in 1997. Since the cost of funds on these deposits is zero percent, to the extent BCB is successful in increasing these non-interest bearing deposits as a percentage of total deposits, it should mitigate any above market interest rates paid on savings and time deposits acquired to fund earning assets in the future.

Rate/Volume Analysis of Changes in Net Interest Income

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The "Rate/Volume Analysis of Changes in Net Interest Income" table which follows sets forth an analysis of volume and rate changes in net interest income for the periods indicated. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates.

                                                                      Years Ended December 31,
                                                      1997 vs. 1996                             1996 vs. 1995
                                                      Change due to                             Change due to
                                            Average      Average      Increase        Average      Average       Increase
                                            Volume        Rate       (Decrease)       Volume         Rate        (Decrease)
                                                                  (In thousands)
    Interest earned on:
      Interest-bearing deposits
        with banks                         $ (294)      $   106       $ (188)        $   428      $  (557)      $ (129)
      Federal funds sold                      (87)            2          (85)            (42)          90           48
      Securities (1)                        5,816          (337)       5,479           2,941         (466)       2,475
      Loans (1)                             4,485            61        4,546           3,415         (676)       2,739
    Total interest income                  $9,920       $  (168)      $9,752         $ 6,742      $(1,609)      $5,133

    Interest paid on:
     Interest-bearing demand
        and savings deposits               $2,385       $   223       $2,608         $1,097       $   619       $1,716
      Time deposits under $100,000            143             5          148            724            68          792
      Time deposits $100,000 and above      1,078           309        1,387            193          (166)          27
      Borrowed funds                        1,284            85        1,369          2,009        (1,761)         248
    Total interest expense                 $4,890       $   622       $5,512         $4,023       $(1,240)      $2,783
    Net interest income                    $5,030       $  (790)      $4,240         $2,719       $  (369)      $2,350
                                           ======       =======       ======         ======       =======       ======

______________
(1) Interest income is reported on a tax-equivalent basis, using a 34% statutory tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

Provision for Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Bank based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors (See discussion under "Asset Quality"). The provision for loan losses was $1.0 million for 1997 compared to $0.7 million for 1996.

     The reason for the increase in 1997 was to replace that portion of the allowance for loan losses used to fund loan charge-offs, net of recoveries, in 1997 of $358,000 as well as to build the allowance for loan losses to a level deemed to be satisfactory given the growth in the size of the loan portfolio during 1997. Non-performing assets were 0.90% of total assets at December 31, 1997, compared to 1.12% at December 31, 1996. Delinquencies were down to 2.3% at December 31, 1997, from the 2.7% ratio at December 31, 1996.

Other Income

     Non-interest income increased $0.8 million, or 61.5%, from $1.3 million in 1996 to $2.1 million in 1997. The increase was due primarily to a $0.3 million increase in customer service fees for services such as merchant cards, overdrafts and NSF (non-sufficient funds) charges, safe deposit box rentals, and other services that are primarily deposit driven. The increase in customer service fees was nearly proportional to the increase in the Bank's average total deposits. Also, income from mortgage banking activities increased $0.3 million, or 50.0%, from $0.6 million in 1996 to $0.9 million in 1997, due to an increase in investors' mortgage commitments in 1997. In 1997, BCB also realized gains on the sale of securities of $176,000, an increase of $177,000 over the ($1,000) net losses realized in 1996.

Other Expenses

     Total other expenses increased $2.6 million, or 40.0%, from $6.5 million in 1996 to $9.1 million in 1997. Salaries, wages and employee benefits increased $1.8 million, or 64.3%, from $2.8 million in 1996 to $4.6 million in 1997. The primary reason for the increase in salaries, wages and employee benefits was the opening and staffing of two new branches in Muhlenberg and Shillington along with the additional backroom staff required to support the rapid growth of the bank.

     Occupancy expenses increased $142,000, or 24.9%, from $570,000 in 1996 to $712,000 in 1997. Equipment expenses increased $136,000 or 32.5%, from $419,000 in 1996 to $555,000 in
1997. Other operating expenses increased $0.6 million, or 23.1%, from $2.6 million in 1996 to $3.2 million in 1997. Other operating expenses encompasses all expenses not otherwise categorized and includes items such as third-party data processing costs for ATM machines, FDIC insurance premiums, professional fees, advertising costs, insurance and other miscellaneous expenses. The primary reason why occupancy, equipment, and other operating expenses increased during 1997 was the growth of the Bank.

     The largest increase in other operating expenses in 1997 came from office supplies and expenses. In 1997 office supplies and expenses were $612,000 versus $372,000 in 1996, a $240,000 increase, or 64.5%. Professional fees also increased significantly, to $350,000 in 1997 versus $161,000 in 1996, a $189,000 increase, or 117.4%. These two expenses account for 78.9% of the net increase in the other operating expense category. Other expenses that increased significantly in 1997 versus 1996 were Advertising, a $60,000 or 10.0% increase; Insurance, a $20,000 or 23.9% increase; Dues and Subscriptions, an $18,000 or 98.2% increase; Travel and Entertainment, a $30,000 or 67.7% increase; Data Processing and MAC Fees, a $117,000 or 31.9% increase; Telephone, a $32,000 or 53.7% increase; and other loan expenses increased $111,000 or 80.3%.

     During the normal course of operations, it sometimes becomes necessary for the Bank to take possession of real estate collateral associated with non-performing loans. Until that real estate is disposed of through a sale, the Bank often must incur maintenance, repair, taxes and other expenses in order to protect the value of that real estate. These costs, plus losses (net of gains) on the sale of foreclosed real estate totaled $301,000 in 1996, but decreased to a net gain of ($66,000) in 1997, a decrease of $367,000.

Provision for Income Taxes

     The provision for federal income taxes increased $435,000, or 100.5%, to $868,000 in 1997 from $433,000 in 1996. The effective tax rates for the years ended December 31, 1997 and 1996 were 20.8% and 18.5% respectively. The significant decrease in 1997's and 1996's effective tax rate from the statutory tax rate of 34% was due to the significant generation of tax-exempt interest income earned on bank-qualified municipal securities and loans. The significant increase in the amount of federal income taxes from 1996 to 1997 was the result of the substantial increase in income before income taxes of $1.9 million, from $2.3 million in 1996 to $4.2 million in 1997. A reconciliation of the statutory income tax at a rate of 34% to the income tax expense for 1997 and 1996 is included in footnote No. 8 to the consolidated financial statements.

Asset Quality

     Non-performing assets as a percentage of total assets decreased 19.6% from 1.12% at December 31, 1996 to 0.90% at December 31, 1997. Non-performing assets increased 11.1%, from $3.6 million at December 31, 1996 to $4.0 million at December 31, 1997. Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due which are insured for credit loss, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is the Bank's policy to classify a loan, other than a loan insured for credit loss, as non-accrual within ten days after the month end in which the loan becomes 90 days past due for either principal or interest.

     The balance in the allowance for loan losses was $2.6 million, or 1.05% of total loans, at December 31, 1997. At December 31, 1996, the balance in the allowance for loan losses was $2.0 million, or 1.03% of total loans. The balance in the allowance for loan losses was 1.97% of total loans excluding residential mortgages at December 31, 1997, compared to 1.83% at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 67.58% at December 31, 1997 compared to 69.75% at December 31, 1996. It has been the Bank's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than its commercial loan portfolio. At December 31, 1997, 44.5% of the Bank's loan portfolio was in residential mortgage loans, compared to 46.1% at December 31, 1996.

     As a financial institution which assumes lending and credit risks as a principal element of its business, BCB anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of BCB makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

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

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at December 31, 1997. However, there can be no assurance that BCB will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect BCB's results of operations.

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

     The Interest Rate Sensitivity Analysis table presents a summary of the Bank's interest rate sensitivity at December 31, 1997, calculated on a beta-adjusted basis. For purposes of this table, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are pre-paid before their maturity date, even without regard to interest rate fluctuations. See "Interest Rate Sensitivity Analysis at December 31, 1997."

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

     The traditional static GAP analysis implicitly assumes that the interest rates on all assets and liabilities that reprice within a given repricing period change by the same amount as the change in the market interest rate of the same duration. For example, if the Federal funds rate increased by 100 basis points, a static GAP model assumes that the prime rate and the rate paid on money market deposits will each change by 100 basis points. However, experience suggests that such an analysis is not accurate. For example, if the Federal funds rate changes by 100 basis points, the prime rate may only change by 90 basis points and the rate paid on money-market accounts may only change by 40 basis points. More sophisticated asset/liability management models attempt to adjust for this defect in the static GAP model. Accordingly, the Bank measures its interest-rate risk by conducting various analyses in addition to the traditional static GAP report, including repricing matrices, beta-adjusted GAP reports, simulation modeling and duration analyses.

     Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a
 .75 beta factor means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability (dependent variable). A beta is assigned to each key rate for each asset and liability account; and, the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of December 31, 1997 indicate that despite the negative GAP balance shown in the zero to one year periods of the Interest Rate Sensitivity Analysis table, the Bank does not have material interest-rate risk in the event that interest rates rise or fall as much as 300 basis points over the next twelve months. BCB uses quantitative statistical measures such as Regression analysis as well as empirical evidence to determine the most appropriate measure for "Beta."

                                              INTEREST RATE SENSITIVITY ANALYSIS AT December 31, 1997 (1)

                                 0 days       31 days     61 days     91 days    181 days     1 year
                                 through      through     through     through    through      through    Over 5
                                 30 days      60 days     90 days     180 days   1 year       5 years    Years       Total
    Interest-earning assets:
    Loans                        $45,518      $4,444      $4,582      $16,445    $32,013    $106,272   $ 39,536    $248,810
    Securities (2)                 5,904           0           0          293        320      28,405    133,231     168,153
    Interest-bearing deposits
      & Federal Funds sold           645           0           0            0          0           0          0         645
    Total                        $52,067      $4,444      $4,582      $16,738    $32,333    $134,677   $172,767    $417,608

    Interest-bearing liabilities:
    Interest bearing deposits    $59,606     $4,137       $4,465      $ 6,536    $15,269    $108,314   $123,759    $322,086
    Borrowed Funds                20,056          0            0            0      2,000      10,000          0      32,056
    Non-interest-bearing
      deposits                     7,562          0            0            0          0           0     30,904      38,466
    Total                        $87,224     $4,137       $4,465      $ 6,536    $17,269    $118,314   $154,663    $392,608

    Interest-rate sensitivity
      gap:
    Interval                    ($35,157)    $  307       $  117      $10,202    $15,064    $ 16,363   $ 18,104    $ 25,000
                                =========    ======       ======      =======    =======    ========   ========    ========
    Cumulative                  ($35,157)  ($34,850)    ($34,733)    ($24,531)   ($9,467)   $  6,896   $ 25,000    $ 25,000
                                =========  =========    =========    =========   ========   ========   ========    ========

    Ratio of cumulative gap
      to total rate-sensitive
      assets                     (8.42%)    (8.35%)       (8.32%)      (5.87%)   (2.27%)       1.65%      5.99%       5.99%
                                 =======    =======       =======      =======   =======       =====      =====       =====

____________

(1)  Calculated on a beta-adjusted basis.
(2) Maturity of securities is based on maturity date; excludes unrealized appreciation on available for sale securities.

Capital

     BCB's Tier 1 capital to risk-weighted assets ratio at December 31, 1997 was 17.01% compared to 10.39% at December 31, 1996. These ratios far exceeded the Tier I regulatory capital requirement of 4.00%. BCB's total capital to risk-weighted assets ratio at December 31, 1997 was 18.03% compared to 11.44% at December 31, 1996. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At December 31, 1997, BCB's leverage ratio was 9.87% versus 6.82% at December 31, 1996. BCB is categorized as "well capitalized" under applicable Federal regulations. BCB's capital performance, as measured by its return on average equity ratio (ROAE), increased to 11.24% in 1997 from 10.16% in 1996. This increase was caused by a faster rate of growth in earnings in 1997 than the rate of growth in average equity in 1997.

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $5.1 million of dividends in 1998 plus an additional amount equal to the Bank's net profit for 1998, up to the date of such dividend declaration. In December 1997, BCB declared an $.08 per share cash dividend to stockholders of record on January 2, 1998, payable January 20, 1998.

Liquidity and Capital Resources

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by securities maturing within one year, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold.

     These liquid assets totalled $20.3 million at December 31, 1997 compared to $38.8 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At December 31, 1997, the Bank estimated that an additional
$28.8 million of loans will mature or repay in the next six-month period ended June 30, 1998.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At December 31, 1997, the Bank had approximately $146.1 million in unused lines of credit available to it under informal arrangements with the Federal Home Loan Bank compared to $98.5 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

     Liquidity can be further analyzed by reference to the Consolidated Statements of Cash Flows. See "Consolidated Financial Statements." Net cash provided by (used in) operating activities during the years ended December 31, 1997 and 1996 was ($0.6 million) and $3.0 million, respectively. The decrease from 1996 to 1997 was due primarily to an increase in due from mortgage investors, accrued interest receivable, and prepaid expenses and other assets. BCB's cash flows from financing activities remained relatively consistent at $113.1 million during the year-ended December 31, 1997 compared to $113.4 million in 1996. During 1997, the cash provided by financing activities was the result of a continued net increase in deposits and the cash proceeds from BCB's stock offering completed in July 1997. In 1996, such cash was provided by the net increase in deposits and net borrowings with the Federal Home Loan Bank. The net increase in deposits was $84.4 million in 1996 versus a net increase of $96.2 million in 1997. BCB utilized $108.3 million in cash for investing activities in 1997 compared to $115.1 million in 1996. Cash utilized for investing activities was primarily due to an increase in loans originated for the portfolio in 1997 versus 1996 and by the purchase of securities, offset by a decrease in interest-bearing deposits with banks. The changes in cash flows resulted in a net increase of internally generated cash of $4.1 million during the year-ended December 31, 1997 compared to a net increase in 1996 of $1.3 million.

     Capital expenditures that are anticipated for 1998 include approximately $2.75 million for the purchase and improvement of an operations center at 601 Penn Street, Reading, PA. Also anticipated for 1998 are capital expenditures for the purchase, improvement, and construction of three full-service branch sites totaling approximately $2.5 million. Each of these sites have been announced, one to be located in Hamburg, a second in Boyertown, and a third in Robesonia. The Hamburg site should only require modest improvements plus equipment totaling about $100,000, because this site is being leased. The Hamburg branch is expected to open in March 1998 and is located in Hamburg, Berks County, Pennsylvania. The Boyertown site includes improvements to land plus construction that will be approximately $1.25 million. The Boyertown site is located in Douglass Township, Montgomery County, Pennsylvania, and is expected to open in the third quarter of 1998. The Robesonia site is under agreement of sale and includes improvements to land plus construction. The Robesonia site is located in Heidelberg Township, Berks County and is expected to open in the third quarter of 1998. These cost estimates also include furniture, fixtures, and equipment necessary to operate these offices.

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

Recently Issued Accounting Guidance

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. BCB will adopt Statement No. 130 in its March 31, 1998 Form 10-QSB. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of Statement No. 130 is not expected to have a material impact on BCB.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." BCB will adopt Statement
No. 131 in its December 31, 1998 Form 10-KSB, and comparative information for earlier years will be restated. Adoption of Statement No. 131 is not expected to have a material impact on BCB.

Future Outlook

     On November 19, 1997, BCB announced that it had jointly signed a Definitive Agreement and Plan of Consolidation with Heritage Bancorp, Inc., located in Pottsville, Pennsylvania.

     Under the Agreement BCB and Heritage will consolidate into a new holding company which will direct the banking activities of Berks County Bank and Heritage National Bank. On a pro forma basis, at December 31, 1997 the resulting company would have had combined assets of $813.9 million and combined shareholders' equity of $88.7 million. Pro forma earnings for the combined organization for the year ended December 31, 1997 would have been $9.3 million.

     Under the terms of the Agreement, BCB Financial Services Corporation shareholders will receive 1.3335 shares of common stock of the new holding company for each BCB share owned on the date of record. Heritage shareholders will receive 1.05 shares for each Heritage share owned on the date record. The transaction, which is subject to regulatory approvals and the approval of BCB and Heritage shareholders, will be accounted for as a pooling of interests and will be a tax free reorganization. The transaction is expected to close during the second quarter of 1998.

     BCB and Heritage, through their subsidiary banks, currently operate 20 community offices in Berks, Montgomery, Schuylkill and Dauphin Counties. In addition, there are loan offices in Berks, Bucks, Chester, Lehigh, Montgomery and Schuylkill Counties.

     Executive management of the new corporation will include Nelson R. Oswald, Chairman and Chief Executive Officer, Allen E. Kiefer, President and Chief Operating Officer, Robert D. McHugh, Jr., Executive Vice President and Chief Financial Officer and Richard A. Ketner, Executive Vice President and Chief Administrative Officer. Oswald will continue to be President and CEO of Berks County Bank and Kiefer will serve as President and CEO of Heritage National Bank.

     On October 10, 1997, BCB entered into an agreement of sale to purchase the 150,000 square foot Penn Square Center located at 601 Penn Street, Reading, Pennsylvania. It is expected that BCB's and Berks County Bank's executive/administrative offices will occupy four of the ten floors of this facility. BCB plans to lease out the remaining floors. The total purchase price for the building is $2,475,000 and includes an ATM Machine and certain furniture, fixtures and equipment. Settlement occurred on February 18, 1998.

     On February 4, 1998, BCB Financial Services Corporation and its wholly owned subsidiary, Berks County Bank, submitted to the Department of Banking, of the Commonwealth of Pennsylvania, an application for a Letter of Authority to establish a branch office at Sixth and Penn Streets, Reading, in Berks County, Pennsylvania. This represents a relocation of Berks County Bank's Reading office currently located at 400 Washington Street, Reading, to Sixth and Penn Streets.

     On January 6, 1998, Berks County Bank announced that the Bank's seventh full-service branch will be opened in Hamburg (Berks County), Pennsylvania. The Hamburg branch is expected to open in the first quarter of 1998. Berks County Bank has agreed to lease a 1,500 square foot commercial property for the Hamburg branch.

     On November 24, 1997, Berks County Bank announced that the Bank's eighth full-service branch will be opened near Boyertown in Douglass Township (Montgomery County), Pennsylvania. The Boyertown branch is expected to open in the third quarter of 1998. Berks County Bank has purchased land for the construction of the Boyertown branch.

     On December 8, 1997, Berks County Bank entered into an agreement of sale for a parcel of land in Heidelberg Township (Berks County), Pennsylvania. Berks County Bank will use this parcel of land to construct its ninth full-service branch. Estimated completion date for the Robesonia branch is the third quarter of 1998. The aggregate purchase price for the parcel is $189,000.

ITEM 7.  FINANCIAL STATEMENTS

                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
BCB Financial Services Corporation
Reading, Pennsylvania

     We have audited the accompanying consolidated balance sheets of BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCB Financial Services Corporation and its wholly-owned subsidiary, Berks County Bank, as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                              BEARD & COMPANY, INC.




Reading, Pennsylvania
January 30, 1998

               BCB FINANCIAL SERVICES CORPORATION
                AND ITS WHOLLY-OWNED SUBSIDIARY,
                        BERKS COUNTY BANK
                   CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                              1997       1996
                                               (In Thousands,
                                           Except Per Share Data)
ASSETS

Cash and due from banks                     $ 13,093   $  8,985
Interest-bearing deposits with banks             175     21,407
Federal funds sold                               470      1,290
Securities available for sale                 98,326     53,489
Securities held to maturity, fair value
  1997 $71,769; 1996 $ 35,147                 70,914     35,065
Loans receivable, net of allowance for
  loan losses 1997 $ 2,603; 1996 $ 2,001     246,207    192,148
Mortgage loans held for sale                       -        609
Due from mortgage investors                    5,425      3,478
Premises and equipment, net                    6,399      4,395
Accrued interest receivable                    3,571      2,129
Foreclosed real estate                           175        762
Deferred income taxes                             80        246
Prepaid expenses and other assets              2,759        519

      Total assets                          $447,594   $324,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing            $ 38,466   $ 29,048
    Demand, interest bearing                 165,311    100,847
    Savings                                    9,126     12,123
    Time deposits                            147,649    122,305

      Total deposits                         360,552    264,323

  Accrued interest payable and other
    liabilities                               10,885      4,777
  Other borrowed funds                        22,056     13,718
  Long-term debt                              10,000     22,000

      Total liabilities                      403,493    304,818

Stockholders' equity:
  Common stock, par value $ 2.50 per
    share; authorized 20,000,000 shares;
    issued and outstanding 1997
    3,471,062 shares; 1996 2,070,385
    shares                                     8,678      5,176
  Surplus                                     27,550      9,876
  Retained earnings                            7,156      4,701
  Net unrealized appreciation
    (depreciation) on securities
    available for sale, net of
    taxes                                        717        (49)
      Total stockholders' equity              44,101     19,704

      Total liabilities and stockholders'
        equity                              $447,594   $324,522

See Notes to Consolidated Financial Statements.

               BCB FINANCIAL SERVICES CORPORATION
                AND ITS WHOLLY-OWNED SUBSIDIARY,
                        BERKS COUNTY BANK
                CONSOLIDATED STATEMENTS OF INCOME

                                         Years Ended December 31,
                                           1997            1996
                                              (In Thousands,
                                          Except Per Share Data)
Interest income:
  Loans receivable, including fees       $18,536         $14,011
  Interest and dividends on securities:
    U.S. Treasury                            168             261
    U.S. Government agencies and
      corporations                         6,333           1,770
    State and political subdivisions,
      tax-exempt                           1,782           1,230
    Dividends                                341             119
  Interest-bearing deposits with banks       243             431
  Federal funds sold                          35             121

        Total interest income             27,438          17,943

Interest expense:
  Deposits                                13,277           9,135
  Other borrowed funds                     1,256             303
  Long-term debt                             788             371

        Total interest expense            15,321           9,809

        Net interest income               12,117           8,134

Provision for loan losses                    960             687

        Net interest income after
          provision for loan losses       11,157           7,447

Other income:
  Customer service fees                      961             697
  Mortgage banking activities                915             634
  Net realized gain (loss) on sales
    of securities                            176              (1)
  Other                                       38              15

        Total other income                 2,090           1,345

Other expenses:
  Salaries and wages                       3,770           2,265
  Employee benefits                          875             580
  Occupancy                                  712             570
  Equipment depreciation and
    maintenance                              555             419
  Other                                    3,166           2,622
        Total other expenses               9,078           6,456

        Income before income taxes         4,169           2,336

Federal income taxes                         868             433

        Net income                       $ 3,301         $ 1,903

Basic earnings per share                 $  1.23         $  0.92

Diluted earnings per share               $  1.20         $  0.91

See Notes to Consolidated Financial Statements.

               BCB FINANCIAL SERVICES CORPORATION
                AND ITS WHOLLY-OWNED SUBSIDIARY,
                        BERKS COUNTY BANK
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Years Ended December 31, 1997 and 1996
                                                                                   Net Unrealized
                                                                                     Appreciation
                                                                                   (Depreciation)
                                                                                    On Securities
                                                    Common              Retained    Available For
                                                     Stock    Surplus   Earnings        Sale          Total
                                                             (In Thousands, Except Per Share Data)
Balance, December 31, 1995                          $4,276   $10,628     $3,234        $ 157        $18,295
  Issuance of 2,584 shares of common stock upon
    exercise of stock options                            7        11          -            -             18
  Net change in unrealized appreciation
    (depreciation) on securities available for
    sale, net of taxes                                   -         -          -         (206)          (206)
  Transfer of 12,539 shares from redeemable
    common stock                                        31        99          -            -            130
  Issuance of 344,873 shares of common stock
    in connection with a 6 for 5 stock split,
    effectuated as a 20% stock dividend                862      (862)        (1)           -             (1)
  Cash dividends declared ($ .21 per share)              -         -       (435)           -           (435)
  Net income                                             -         -      1,903            -          1,903

Balance, December 31, 1996                           5,176     9,876      4,701          (49)        19,704
  Issuance of 6,146 shares of common stock upon
    exercise of stock options                           16        43          -            -             59
  Issuance of 14,531 shares of common stock under
    dividend reinvestment and stock purchase plan       36       212          -            -            248
  Proceeds from issuance of 1,380,000 shares of
    common stock upon completion of stock
    offering (net of offering costs of $ 1,728)      3,450    17,419          -            -         20,869

  Net change in unrealized appreciation
    (depreciation) on securities available for
    sale, net of taxes                                   -         -          -          766            766
  Cash dividends declared ($ .30 per share)              -         -       (846)           -           (846)
  Net income                                             -         -      3,301            -          3,301

Balance, December 31, 1997                          $8,678   $27,550     $7,156        $ 717        $44,101
                                                    ======   =======     ======        =====        =======


See Notes to Consolidated Financial Statements.

               BCB FINANCIAL SERVICES CORPORATION
                AND ITS WHOLLY-OWNED SUBSIDIARY,
                        BERKS COUNTY BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                                      Years Ended December 31,
                                                         1997          1996
                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   3,301     $   1,903
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan and foreclosed real estate
      losses                                              1,075           920
    Provision for depreciation and amortization             536           376
    Net realized (gain) loss on sales of securities        (176)            1
    Gain on sale of foreclosed real estate                 (223)          (57)
    Proceeds from sale of mortgage loans                 51,251        34,710
    Net (gain) loss on sale of mortgage loans               (13)           11
    Mortgage loans originated for sale                  (50,629)      (34,878)
    Net accretion (amortization) of securities
      premiums and discounts                                 40           (74)
    (Increase) decrease in:
      Due from mortgage investors                        (1,947)         (274)
      Accrued interest receivable                        (1,442)         (903)
      Deferred income taxes                                (229)           69
      Prepaid expenses and other assets                  (2,208)         (350)
    Increase in accrued interest payable
      and other liabilities                                  21         1,523

      Net cash provided by (used in) operating
        activities                                         (643)        2,977

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for
    sale                                                 25,598         2,882
  Proceeds from maturities of and principal
    repayments on securities available for sale          20,490         1,822
  Proceeds from maturities and calls of securities
    held to maturity                                      7,170         1,610
  Purchases of securities available for sale            (89,652)      (36,916)
  Purchases of securities held to maturity              (37,094)      (27,430)
  (Increase) decrease in interest-bearing deposits
    with banks                                           21,232       (11,364)
  Net decrease in federal funds sold                        820         1,755
  Loans made to customers, net of principal
    collected                                           (55,761)      (46,740)
  Proceeds from sales of foreclosed real estate           1,437           575
  Purchases of premises and equipment                    (2,540)       (1,277)

      Net cash used in investing activities            (108,300)     (115,083)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                               96,229        84,385
  Net proceeds from other borrowed funds                  6,338        11,428
  Proceeds from long-term debt                                -        22,000
  Principal payments of long-term borrowings            (10,000)       (4,000)
  Proceeds from exercise of stock options                    59            18
  Proceeds from dividend reinvestment and stock
    purchase plan                                           248             -
  Net proceeds from stock offering                       20,869             -
  Cash payments for fractional shares in connection
    with stock dividend                                       -            (1)
  Cash dividends                                           (692)         (396)

      Net cash provided by financing activities         113,051       113,434

      Increase in cash and due from banks                 4,108         1,328

Cash and due from banks:
  January 1                                               8,985         7,657

  December 31                                         $  13,093     $   8,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                          $  14,960     $   9,512

    Income taxes                                      $     797     $     490

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Other real estate acquired in settlement of loans   $     937     $     245


See Notes to Consolidated Financial Statements.

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

     Nature of operations:

     The Bank operates under a state bank charter and provides full banking services. The bank holding company and the Bank are subject to regulation of the Pennsylvania Department of Banking and the Federal Reserve Bank. The area served by the Bank is principally Berks, Bucks, Chester, Montgomery and Schuylkill Counties in Pennsylvania.

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

     Due from mortgage investors:

     A division of the Bank performs underwriting and origination services for various mortgage investors. As part of this program, the Bank will temporarily fund the investors' mortgage commitments for periods generally ranging from three to forty-five days.

     Premises and equipment:

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated depreciation methods over their estimated useful lives.

     Foreclosed real estate:

     Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

     Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations, net realized gains and losses on sales and changes in the valuation allowance are included in other expenses.

     Advertising costs:

     The Bank follows the policy of charging the costs of advertising to expense as incurred.

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

     Earnings per share:

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the requirements of Statement No. 128.

     Off-balance sheet financial instruments:

     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

     Reclassifications:

     Certain items in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation format. These reclassifications had no effect on net income.

2.   RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The total of those reserve balances was approximately $1,620,000 and $1,000,000 at December 31, 1997 and 1996 respectively.

3.   SECURITIES

     The amortized cost and approximate fair value of securities at December 31 were as follows:


                                               Gross        Gross
                                Amortized   Unrealized    Unrealized     Fair
                                   Cost        Gains        Losses      Value
                                                (In Thousands)
Available for sale securities:
  December 31, 1997:
    U.S. Treasury securities    $   991     $    9        $   -        $ 1,000
    U.S. Government agencies
      and corporations           32,981        488           (9)        33,460
    States and political
      subdivisions               23,192        531           (5)        23,718
    Mortgage-backed and
      asset-backed securities    33,006        121          (80)        33,047
    Equity securities             7,069         32            -          7,101
                                $97,239     $1,181        $ (94)       $98,326
  December 31, 1996:
    U.S. Treasury securities    $ 3,465     $   44        $   -        $ 3,509
    U.S. Government agencies
      and corporations           18,000         58          (75)        17,983
    States and political
      subdivisions               23,275        141         (219)        23,197
    Mortgage-backed and
      asset-backed securities     4,357         11          (35)         4,333
    Equity securities             4,467          -            -          4,467
                                $53,564     $  254        $(329)       $53,489

Held to maturity securities:
  December 31, 1997:
    U.S. Government agencies
      and corporations          $60,724     $  602        $ (41)       $61,285
    States and political
      subdivisions               10,165        302           (8)        10,459
    Other                            25          -            -             25
                                $70,914     $  904        $ (49)       $71,769

  December 31, 1996:
    U.S. Government agencies
      and corporations          $24,253     $  138        $(217)       $24,174
    States and political
      subdivisions               10,787        173          (12)        10,948
    Other                            25          -            -             25
                                $35,065     $  311        $(229)       $35,147

     Equity securities are principally comprised of Federal Home
     Loan Bank and Federal Reserve Bank stock.

     The amortized cost and fair value of securities as of December 31, 1997, by contractual maturity, are shown below.
     Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalties.

                        Available For Sale     Held To Maturity
                        Amortized     Fair    Amortized     Fair
                           Cost      Value       Cost      Value
                                      (In Thousands)
Due in one year or less  $   498    $   499    $   365    $   384
Due after one year
  through five years         493        500      1,704      1,714
Due after five years
  through ten years       16,981     17,290     21,302     21,809
Due after ten years       39,192     39,889     47,543     47,862
Mortgage-backed and
  asset-backed
  securities              33,006     33,047          -          -
Equity securities          7,069      7,101          -          -
                         $97,239    $98,326    $70,914    $71,769

     Gross gains of $217,028 and gross losses of $41,031 were realized on sales of available for sale securities in 1997. Gross gains of $1,757 and gross losses of $2,439 were realized on sales of available for sale securities in 1996.

     Securities with an amortized cost of $15,477,000 and $4,963,000 at December 31, 1997 and 1996 respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

4.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The components of loans receivable at December 31, 1997 and 1996 were as follows:

                                              1997        1996
                                               (In Thousands)

Commercial                                  $109,813    $ 82,886
Installment                                   19,942      16,262
Mortgage                                     104,714      85,027
Construction                                  13,804       9,672

                                             248,273     193,847
Less:
  Allowance for loan losses                    2,603       2,001
  Net deferred loan fees and costs              (537)       (302)

                                               2,066       1,699

                                            $246,207    $192,148

     Changes in the allowance for loan losses for the years ended
     December 31, 1997 and 1996 were as follows:

                                                 1997      1996
                                                 (In Thousands)

Balance, beginning                              $2,001    $1,674
Provision for loan losses                          960       687
Loans charged off                                 (441)     (448)
Recoveries                                          83        88

Balance, ending                                 $2,603    $2,001

     The recorded investment in impaired loans, not requiring an allowance for loan losses, was $1,685,655 and $587,483 at December 31, 1997 and 1996 respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $227,336 and $711,861 at December 31, 1997 and 1996 respectively. At December 31, 1997 and 1996, the related allowance for loan losses associated with those loans was $146,626 and $252,321 respectively. For the years ended December 31, 1997 and 1996, the average recorded investment in these impaired loans was $1,563,001 and $1,425,975 respectively. Interest income on impaired loans of $38,638 and $23,840 was recognized for cash payments received in 1997 and 1996 respectively.


5.   PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 1997 and 1996 were as follows:

                                                1997     1996
                                                (In Thousands)

Land                                            $1,569   $1,487
Building and improvements                        3,690    2,256
Leasehold improvements                              63       63
Equipment                                        2,027    1,424
Furniture and fixtures                             737      421
Construction in progress                            83      104
                                                 8,169    5,755
Less accumulated depreciation                    1,770    1,360

                                                $6,399   $4,395


6.   DEPOSITS

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 were approximately
     $12,823,000 and $12,372,000 at December 31, 1997 and 1996
     respectively.

     At December 31, 1997, the scheduled maturities of time deposits are as follows (in thousands):

          1998                                          $ 38,512
          1999                                            53,589
          2000                                            38,249
          2001                                             8,033
          2002                                             8,443
          Thereafter                                         823

                                                        $147,649

7.   OTHER BORROWED FUNDS AND LONG-TERM DEBT

     The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $1,056,000 and $718,000 at December 31, 1997 and 1996 respectively.

     The Bank has other short-term borrowings from the Federal
     Home Loan Bank at December 31, 1997 and 1996 in the amount of $21,000,000 and $13,000,000 respectively. The
     December 31, 1997 balance outstanding is due in 1998, at an average interest rate of 5.93%.

     Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):

                                             1997          1996
Advances from the Federal Home Loan Bank
bearing interest at a weighted average
rate of 5.96% and 5.49% as of
December 31, 1997 and 1996 respectively     $10,000      $22,000


     Maturities of long-term debt at December 31, 1997 are as follows (in thousands):

1998                                                      $     -
1999                                                        5,000
2000                                                            -
2001                                                        5,000

                                                          $10,000

     The Bank has maximum borrowing capacity with the Federal
     Home Loan Bank of approximately $177,122,000. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

8.   INCOME TAXES

     The provision for federal income taxes for the years ended
     December 31, 1997 and 1996 consisted of the following (in thousands):

                                                    1997     1996

Current                                            $1,097    $364
Deferred                                             (229)     69

                                                   $  868    $433

     A reconciliation of the statutory income tax at a rate of 34% to the income tax expense in the consolidated statements of income for the years ended December 31, 1997 and 1996 is as follows (in thousands):


                                                   1997     1996

Federal income tax at statutory rate              $1,417    $794
Tax-exempt interest                                 (655)   (436)
Disallowance of interest expense                      94      62
Other                                                 12      13

                                                  $  868    $433

     The income tax provision includes $59,838 in 1997 and $(232) in 1996 of income tax expense (benefit) related to net realized securities gains (losses).

     Net deferred tax assets consisted of the following components as of December 31, 1997 and 1996 (in thousands):

                                                   1997     1996

Deferred tax assets:
  Allowance for loan losses                        $627     $333
  Interest on non-accrual loans                     102       68
  Unrealized depreciation on
    securities available for sale                     -       25
  Foreclosed real estate                             26       35
  Other                                              49       16

                                                    804      477

Deferred tax liabilities:
  Premises and equipment                            147      117
  Supplies inventory                                 25       12
  Loan origination fees and costs                   182      102
  Unrealized appreciation on securities
    available for sale                              370        -

Total deferred tax liabilities                      724      231

Net deferred tax assets                            $ 80     $246


9.   RETIREMENT SAVINGS PLAN - 401(k)

     The Bank has a 401(k) plan which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% to 15% of compensation. The Bank will match 75% of the participant's contributions up to a maximum match of 4.5%. The expense related to the Bank's 401(k) plan was $114,392 and $80,851 for the years ended December 31, 1997 and 1996 respectively.

10.  OTHER EXPENSES

     The following represents the most significant categories of other expenses for the years ended December 31, 1997 and 1996:

                                                 1997       1996
                                                  (In Thousands)

Advertising                                   $  654      $  594
Data processing and MAC fees                     485         367
Office supplies and expenses                     612         372
Professional fees                                350         161
Foreclosed real estate                           (66)        301
All other expenses                             1,131         827

                                              $3,166      $2,622


11.  STOCK OPTIONS AND GRANTS

     The Company has adopted various qualified and non-qualified stock option plans with approximately 200,000 shares of common stock reserved for options to key employees and non-employee directors. The option prices under the plans are the fair market value of the common stock on the date the options are granted and an option's maximum term is generally ten years. All options are exercisable six months after the date of grant.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                   1997              1996
                                     Weighted           Weighted
                                      Average            Average
                                     Exercise           Exercise
                             Options   Price    Options   Price
Outstanding,
  beginning of year          143,956  $10.80    62,321    $ 8.49
Granted                            -       -    84,600     12.40
Exercised                     (6,146)   9.47    (2,965)     7.71

Outstanding,
  end of year                137,810  $10.86   143,956    $10.80

Exercisable at end of year   137,810  $10.86    59,356    $ 8.53

     Stock options outstanding at December 31, 1997 are exercisable at prices ranging from $6.93 to $12.40 a share.
     The weighted average remaining contractual life of those options is 6.5 years.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted in 1996. Had compensation cost for stock options granted in 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

  Net income:
    As reported                                           $1,903

    Pro forma                                             $1,745

  Basic earnings per share:
    As reported                                           $  .92

    Pro forma                                             $  .84

  Diluted earnings per share:
    As reported                                           $  .91

    Pro forma                                             $  .84

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2%, 10.48% volatility, and an expected life of five years. The weighted-average fair value of options granted was $2.52 per share for both the Non-employee Directors and Incentive Stock Options.

     Two of the Company's officers are entitled to receive grants of 1,000 and 992 shares respectively of the Company's common stock at the end of each 12 months of employment under their employment agreements. The fair value of the stock grants are recorded each year as compensation expense.

12.  COMMITMENTS AND CONTINGENCIES

     Lease commitments and total rental expense:

     The Bank rents facilities under lease agreements which expire between 1998 and 2009, and require various minimum annual rentals. The total minimum rental commitment at December 31, 1997 is approximately $922,000 which is due as follows:

     During the year ending December 31 (in thousands):
              1998                                          $252
              1999                                            85
              2000                                            61
              2001                                            63
              2002                                            65
              Later years                                    396

                                                            $922

     The total rental expense included in the income statements for the years ended December 31, 1997 and 1996 is $324,373 and $336,760 respectively.

     Contingencies:

     The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

     Commitments:

     At December 31, 1997, the Bank has entered into agreements of sale to purchase land in Robesonia, Pennsylvania to build a branch office, to purchase land and a building in Boyertown, Pennsylvania for the use as a branch office and to purchase a building in Reading, Pennsylvania for the use as the Company's operations facility. Deposits on the purchase of these properties of $121,000 are included in premises and equipment as of December 31, 1997. The estimated cost to complete these projects is approximately $5,250,000 at December 31, 1997.

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     A summary of the contractual amount of the Bank's financial instrument commitments at December 31, 1997 and 1996 is as follows (in thousands):

                                               1997       1996

          Commitments to extend credit       $43,629    $31,141
          Outstanding letters of credit        2,649      1,102
          Commitments to sell loans                -          -

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

14.  CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential and consumer loans to customers primarily located in Berks, Bucks, Chester, Montgomery and Schuylkill Counties in Pennsylvania. The concentrations of credit by type of loan are set forth in
     Note 4. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.


15.  TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

     The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1997 and 1996, these persons were indebted to the Bank for loans totaling $1,702,000 and $2,898,000 respectively. During 1997,
     $2,858,000 of new loans were made; repayments totaled $4,069,000. Other changes increased the loans outstanding by $15,000.

16.  STOCKHOLDER AUTOMATIC DIVIDEND REINVESTMENT AND STOCK
     PURCHASE PLAN

     The Company has a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends and, from time to time, as the Board of Directors of the Company may in its discretion determine, voluntary cash payments for the purchase of additional shares of the Company's common stock. The common stock may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Company has reserved 200,000 shares of common stock for possible issuance under the plan. Stock purchases under the Plan totaled 21,823 and 6,486 shares in 1997 and 1996 respectively. Share purchases made in the open market were 7,292 and 6,486 in 1997 and 1996 respectively.

17.  REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The actual capital amounts and ratios are also presented in the table below:

                                                    To Be Well
                                   For Capital  Capitalized Under
                                    Adequacy    Prompt Corrective
                   Actual           Purposes    Action Provisions
              Amount   Ratio    Amount    Ratio  Amount    Ratio
                         (Dollars In Thousands)

As of December 31, 1997:
Total capital (to risk weighted assets)
                                   Greater Than or Equal To
    Company   $46,085  18.03%   $20,445   8.00%         N/A
    Bank       39,253  15.38     20,411   8.00   $25,514   10.00%

Tier I capital
(to risk weighted assets)
    Company    43,482  17.01     10,223   4.00          N/A
    Bank       36,650  14.36     10,206   4.00    15,308    6.00

Tier I capital
(to average assets)
    Company    43,482   9.87     17,628   4.00          N/A
    Bank       36,650   8.33     17,591   4.00    21,989    5.00

As of December 31, 1996:
Total capital
(to risk weighted assets)
    Company   $21,752  11.44%   $15,208   8.00%         N/A
    Bank       19,873  10.46     15,205   8.00   $19,006   10.00%

Tier I capital
(to risk weighted assets)
    Company    19,751  10.39      7,604   4.00          N/A
    Bank       17,872   9.40      7,602   4.00    11,403    6.00

Tier I capital
(to average assets)
    Company    19,751   6.82     11,579   4.00          N/A
    Bank       17,872   6.18     11,572   4.00    14,465    5.00

     Banking laws and regulations limit the amount of dividends that may be paid. Under current banking laws, the Bank would be limited to approximately $5,136,000 of dividends in 1998 plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration. In December 1997, the Company declared a $.08 per share cash dividend to stockholders of record on January 2, 1998, payable January 20, 1998.

18.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                        Years Ended December 31,

                                           1997          1996

Numerator, net income                   $3,301,000   $1,903,000

Denominator:
  Denominator for basic earnings
  per share, weighted average shares     2,682,281    2,069,251
  Effect of dilutive securities,
  stock options                             57,611       20,375

  Denominator for diluted earnings
  per share, adjusted weighted
  average shares and
  assumed conversions                    2,739,892    2,089,626

Basic earnings per common share         $     1.23   $     0.92

Diluted earnings per common share       $     1.20   $     0.91


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

     The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1997 and 1996:

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

     Accrued interest receivable:

     The carrying amounts of accrued interest receivable approximate their fair value.

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

     Accrued interest payable:

     The carrying amounts of accrued interest payable approximate their fair value.

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

     The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                    1997                       1996
                           Carrying      Estimated     Carrying     Estimated
                           Amount        Fair Value    Amount       Fair Value
                                              (In Thousands)
Financial Assets:
  Cash and due from banks   $ 13,093      $ 13,093      $  8,985     $  8,985
  Interest-bearing deposits
    with banks                   175           175        21,407       21,407
  Federal funds sold             470           470         1,290        1,290
  Securities                 169,240       170,095        88,554       88,636
  Loans receivable, net      246,207       248,320       192,148      193,674
  Mortgage loans
    held for sale                  -             -           609          609
  Due from mortgage
    investors                  5,425         5,425         3,478        3,478
  Accrued interest receivable  3,571         3,571         2,129        2,129

Financial Liabilities:
  Deposits                   360,552       361,928       264,323      263,910
  Accrued interest payable     1,502         1,502         1,141        1,141
  Other borrowed funds        22,056        22,056        13,718       13,718
  Long-term debt              10,000         9,915        22,000       21,854

Off-Balance Sheet
  Financial Instruments:
  Commitments to extend credit     -             -             -            -
  Outstanding letters of credit    -             -             -            -

20.  MERGER

     On November 18, 1997, the Company entered into an agreement to merge with Heritage Bancorp, Inc. ("Heritage"), a one bank holding company located in Pottsville, Pennsylvania. Under the terms of the Agreement, the Company and Heritage propose to combine into a new Pennsylvania business corporation, with a name yet to be determined. Upon the effective date, which is expected to occur during the second quarter of 1998 pending regulatory and shareholder approval, the new corporation will be the holding company for the independent bank subsidiaries, Berks County Bank and Heritage National Bank. There are no plans to merge the two banking subsidiaries at this time. Stockholders of the Company would receive 1.3335 shares of the new corporation for each share of the Company held on the record date. Stockholders of Heritage will receive 1.05 shares of common stock of the new corporation for each share held on the record date. The new corporation will be issuing approximately 9,640,000 shares. The transaction will be accounted for under the pooling of interests method of accounting.

     The following table provides a summary of the consolidated operating results and financial condition on a pro forma basis as of and for the year ended December 31, 1997:

                     BCB Financial
                     Services
                     Corporation    Heritage         Combined
                    (As Reported)   Bancorp., Inc.   Pro Forma
                                    (In Thousands)
Net interest income   $ 12,117        $ 16,287       $ 28,404
Net income               3,301           6,028          9,329
Total assets           447,594         366,269        813,863
Total stockholders'
  equity                44,101          44,619         88,720

     The pro forma combined results are not necessarily indicative of the combined results of future operations.

21.  BCB FINANCIAL SERVICES CORPORATION (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

                         BALANCE SHEETS

                                               December 31,
                                            1997         1996
                                             (In Thousands)
        ASSETS

Cash                                      $ 6,902       $ 1,968
Investment in bank subsidiary              37,259        17,825
Securities available for sale                 683           151
Other assets                                  356           326

                                          $45,200       $20,270
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                               $ 1,099       $   566

Stockholders' equity                       44,101        19,704

                                          $45,200       $20,270


                      STATEMENTS OF INCOME

                                                  December 31,
                                                 1997      1996
                                                (In Thousands)

Interest and dividend income                   $   284    $    5
Other expenses                                    (130)   $  (72)
Federal income tax (expense) benefit               (42)       23

  Income (loss) before equity
  in undistributed net
  income of bank subsidiary                        112       (44)

Equity in undistributed net income
  of bank subsidiary                             3,189     1,947

Net income                                     $ 3,301    $1,903


                    STATEMENTS OF CASH FLOWS

                                                  December 31,
                                                 1997      1996
                                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $ 3,301    $1,903
  Undistributed earnings of bank subsidiary     (3,189)   (1,947)
  (Increase) in other assets                        (9)     (240)
  Increase in liabilities                          347       430

     Net cash provided by operating activities     450       146

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of securities available for sale      (500)     (151)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options           59        18
  Proceeds from dividend reinvestment and
    stock purchase plan                            248         -
  Additional investment in bank subsidiary     (15,500)        -
  Net proceeds from stock offering              20,869         -
  Cash payments for fractional shares in
    connection with stock dividend                   -        (1)
  Cash dividends                                  (692)     (397)

     Net cash provided by (used in)
     financing activities                        4,984      (380)

     Net increase (decrease) in cash             4,934      (385)

Cash:
  Beginning                                    1,968       2,353
  Ending                                     $ 6,902      $1,968


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information relating to the directors and executive officers is incorporated herein by reference to BCB's definitive Proxy Statement to be used in connection with BCB's 1998 Special Meeting of Shareholders (the "Proxy Statement"). Pursuant to Securities and Exchange Commission regulations, BCB is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under
Section 16(a) require directors and executive officers to report changes in their ownership in BCB's stock. Based on BCB's review of copies of such reports received or written representations from certain directors and executive officers, BCB believes that, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and control persons were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

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

     10.4 Option and Lease Agreement, dated January 25, 1993, by and between Berks County Bank and Richard L.
          Henry, Jr., incorporated herein by reference to
          Exhibit 10.4 of the Registration Statement No.33-76748 on Form SB-2 of the Registrant.

     10.5 1988 Incentive Stock Option Plan of BCB Financial
          Services Corporation, incorporated herein by reference to Exhibit 10.5 of the Registration Statement
          No. 33-76748 on Form SB-2 of the Registrant. *

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

     10.8 Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.8 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.9 Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.9 of the Registration Statement No. 33-76748 on Form SB-2 of the
          Registrant. *

    10.10 401(k) Plan of BCB Financial Services Corporation, incorporated herein by reference to Exhibit 10.10 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.

    10.11 Amendment to Executive Employment Agreement, dated January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.11 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

    10.12 Amendment to Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to
          Exhibit 10.12 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

    10.13 Amendment to Lease, dated October 10, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.14 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    10.14 Amendment to Lease, dated November 9, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.15 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    10.15 Sublease Agreement, dated February 14, 1995, by and between Berkshire Travel Agency, Inc. and Berks County Bank, incorporated herein by reference to Exhibit 10.16 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    10.16 Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank, incorporated herein by reference to Exhibit 10.17 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    10.17 Amendment to Option and Lease Agreement dated
          November 25, 1994, by and between Berks County Bank and
          Richard L. Henry, Jr., incorporated herein by reference to Exhibit 10.18 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    10.18 BCB Financial Services Corporation Shareholder
          Automatic Dividend Reinvestment and Stock Purchase
          Plan, incorporated herein by reference to Exhibit 99.1
          of the Registration Statement No. 33-955002 on Form S-3 of the registrant.

    10.19 Amendment to Lease, dated July 27, 1995, between Crown
          Life Insurance Company and Berks County Bank, incorporated herein by reference to Exhibit 10.20 of BCB's Annual Report on form 10-KSB for the year ended
          December 31, 1995.

    10.20 Amendment to lease, dated January 22, 1996, between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to Exhibit 10.21 of BCB's Annual Report on form 10-KSB for the year ended December 31, 1995.

    10.21 Amendment to Agreement of Trust of Berks Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank incorporated herein by reference to Exhibit 10.22 of BCB's Annual Report on form 10-KSB for the year ended December 31, 1995.

    10.22 Option and Lease/Purchase Agreement, dated August 13, 1996, by and between Berks County Bank and Richard J. Webb, incorporated herein by reference to Exhibit 10.1 of BCB's Quarterly Report on Form 10-KSB for the period ended September 30, 1996.

    10.23 Option and Lease/Purchase Agreement, dated August 30, 1996, by and between Berks County Bank and John C. Gordon and Betty L. Gordon, incorporated herein by reference to Exhibit 10.2 of BCB's Quarterly Report on Form 10-KSB for the period ended September 30, 1996.

    10.24 Amendment to Lease, dated May 29, 1996, by and between Crown Life Insurance Company and Berks County Bank, incorporated herein by reference to Exhibit 10.24 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    10.25 Amendment to Lease, dated February 4, 1997, by and between Madison Reading Associates L. L.C. and Berks
          County Bank, incorporated herein by reference to
          Exhibit 10.25 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    10.26 Lease Agreement, dated December 1, 1996, between George R. Vincent and Berks County Bank, incorporated herein by reference to Exhibit 10.26 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    10.27 BCB Financial Services Corporation Deferred
          Compensation Plan and Trust Agreement, incorporated herein by reference to Exhibit 10.27 of BCB's Annual
          Report on Form 10-KSB for the year ended December 31, 1996.*

    21.1  List of Subsidiaries of BCB Financial Services
          Corporation, included herein.

    23.1  Consent of Beard & Company, Inc., independent auditors.

    27.1  Financial Data Schedule.

________________
 *Denotes compensatory plan or arrangement.

     b.   Reports on Form 8-K

     On November 25, 1997, BCB filed a Current Report on
     Form 8-K, dated November 25, 1997, to report information under items 5 and 7(a). No financial statements were filed with the Current Report.

     On December 4, 1997, BCB filed a Current Report on Form 8-K, dated December 4, 1997, to report information under items 5 and 7(a). No financial statements were filed with the Current Report.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BCB FINANCIAL SERVICES CORPORATION


                              By:/s/ Nelson R. Oswald
                                   Nelson R. Oswald
                                   President and Chairman of the
                                   Board

March 6, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                   Date


/s/ Nelson R. Oswald                 Director and Chairman       March 6, 1998
Nelson R. Oswald                     of the Board and
                                     President (Principal
                                     Executive Officer)


/s/ Robert D. McHugh, Jr.            Senior Vice President/      March 6, 1998
Robert D. McHugh, Jr.                Treasurer (Principal
                                     Financial Officer)


/s/ Donna L. Rickert, C.P.A.         Vice President/Controller   March 6, 1998
Donna L. Rickert, C.P.A.             (Principal Accounting
                                     Officer)


/s/ Harold C. Bossard                Director and Secretary      March 6, 1998
Harold C. Bossard


/s/ Edward J. Edwards                Director                    March 6, 1998
Edward J. Edwards


/s/ Lewis R. Frame, Jr.              Director                    March 6, 1998
Lewis R. Frame, Jr.


/s/ Ivan H. Gordon                   Director                    March 6, 1998
Ivan H. Gordon


/s/ Jeffrey W. Hayes                 Director                    March 6, 1998
Jeffrey W. Hayes


/s/ Alfred B. Mast                   Director                    March 6, 1998
Alfred B. Mast


/s/ Wesley R. Pace                   Director                    March 6, 1998
Wesley R. Pace


/s/ Floyd S. Weber                   Director                    March 6, 1998
Floyd S. Weber


/s/ Randall S. Weeber                Director                    March 6, 1998
Randall S. Weeber

                        INDEX TO EXHIBITS
                                                          Exhibit
Number         Exhibit

     3.1       Articles of Incorporation of BCB Financial
               Services Corporation, as amended, incorpor-ated herein by reference to Exhibit 3.1 of the Registration Statement No. 33-76748 on
               Form SB-2 of the Registrant.

     3.2 Bylaws of BCB Financial Services Corpor-ation, incorporated herein by reference to
               Exhibit 3.2 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Registrant.

     10.1      Lease, dated November 1, 1988, between
               Berks County Bank and Madison Avenue Asso-ciates, as amended, incorporated herein by reference to Exhibit 10.1 of the Registra-tion Statement No. 33-76748 on Form SB-2 of the Registrant.

     10.2 Indenture of Lease, dated August 2, 1989, between Windon Twelfth Real Estate Limited
               Partnership and Berks County Bank, incorpor-ated herein by reference to Exhibit 10.2 of the Registration Statement No. 33-76748 on
               Form SB-2 of the Registrant.

     10.3      Lease Agreement, dated August 4, 1989,
               between Berks County Bank and Mary Beth
               Speicher and Kathy Susan Gees-Larue,
               incorporated herein by reference to
               Exhibit 10.3 of the Registration Statement
               No. 33-76748 on From SB-2 of the Registrant.

     10.4 Option and Lease Agreement, dated January 25, 1993, by and between Berks County Bank and Richard L. Henry, Jr., incorporated herein by reference to Exhibit 10.4 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant.

     10.5      1988 Incentive Stock Option Plan of BCB
               Financial Services Corporation, incorporated herein by reference to Exhibit 10.5 of the Registration Statement No. 33-76748 on Form
               SB-2 of the Registrant. *

     10.6 1989 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to Exhibit 10.6 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.7 1994 Stock Option Plan of BCB Financial Services Corporation, incorporated herein by reference to Exhibit 10.7 of the Registration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.8      Executive Employment Agreement, dated
               January 1, 1989, among BCB Financial Services Corporation, Berks County Bank and Nelson R. Oswald, incorporated herein by reference to
               Exhibit 10.8 of the Registration Statement
               No. 33-76748 on Form SB-2 of the Regis-
               trant. *

     10.9      Executive Employment Agreement, dated
               December 31, 1991,among BCB Financial Ser-vices Corporation,Berks County Bank and
               Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.9 of the Regis-tration Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.10     401(k) Plan of BCB Financial Services
               Corporation, incorporated herein by refer-ence to Exhibit 10.10 of the Registration
               Statement No. 33-76748 on Form SB-2 of the
               Registrant.

     10.11 Amendment to Executive Employment Agreement, dated January 1, 1989, among BCB Financial
               Services Corporation, Berks County Bank and
               Nelson R. Oswald, incorporated herein by reference to Exhibit 10.11 of the Registra-tion Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.12 Amendment to Executive Employment Agreement, dated December 31, 1991, among BCB Financial Services Corporation, Berks County Bank and Robert D. McHugh, Jr., incorporated herein by reference to exhibit 10.12 of the Registra-tion Statement No. 33-76748 on Form SB-2 of the Registrant. *

     10.13 Amendment to Lease, dated October 10, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated herein by reference to Exhibit 10.14 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.14 Amendment to Lease, dated November 9, 1994, between Crown Life Insurance (previous owner was Madison Avenue Associates) and Berks County Bank, incorporated hereby by reference to Exhibit 10.15 of BCB's
               Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.15 Sublease Agreement, dated February 14, 1995, between Berkshire Travel Agency and Berks County Bank, incorporated herein by reference to Exhibit 10.16 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.16 Agreement of Trust of Berks Mortgage Com-pany dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank, incorporated herein by reference to
               Exhibit 10.17 of BCB's Annual Report
               on Form 10-KSB for the year ended December 31, 1994.

     10.17 Amendment to Option and Lease Agreement, dated November 25, 1994, by and between Berks County Bank and Richard L. Henry,
               Jr., incorporated herein by reference to
               Exhibit 10.18 of BCB's Annual Report
               on Form 10-KSB for the year ended December 31, 1994.

     10.18 BCB Financial Services Corporation Share-holder Automatic Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement No. 33-955002 on Form S-3 of the registrant.

     10.19 Amendment to Lease, dated July 27, 1995, between Crown Life Insurance Company and
               Berks County Bank, incorporated herein by reference to Exhibit 10.20 of BCB's
               Annual Report on form 10-KSB for the year ended December 31, 1995.

     10.20 Amendment to Lease, dated January 22, 1996 between Crown Life Insurance Company and
               Berks County Bank, incorporated herein by reference to Exhibit 10.21 of BCB's
               Annual Report on Form 10-KSB for the year ended
               December 31, 1995.

     10.21     Amendment to Agreement of Trust of Berks
               Mortgage Company, dated November 7, 1994, by and between Berks Mortgage Corporation and Berks County Bank,incorporated herein by reference to Exhibit 10.22 of BCB's
               Annual Report on Form 10-KSB for the
               year ended December 31, 1995.

     10.22 Option and Lease/Purchase Agreement dated August 13, 1996, by and between Berks County and Richard J. Webb, incorporated herein by reference to Exhibit 10.1 of BCB's
               Quarterly Report on Form 10-QSB for the period ended September 30, 1996.

     10.23     Option and Lease/Purchase Agreement, dated
               August 30, 1996, by and between Berks County
               Bank and John C. Gordon and Betty L. Gordon, incorporated herein by reference to
               Exhibit 10.2 of BCB's Quarterly Report
               on Form 10-QSB for the period ended
               September 30, 1996.

     10.24     Amendment to Lease, dated May 29, 1996,
               by and between Crown Life Insurance
               Company and Berks County Bank, incorporated herein by reference to Exhibit 10.24 of BCB's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     10.25     Amendment to Lease, dated February 4,
               1997, by and between Madison Reading
               Associates L.L.C. and Berks County Bank, incorporated herein by reference to
               Exhibit 10.25 of BCB's Annual Report
               on Form 10-KSB for the year ended
               December 31, 1996.

     10.26     Lease Agreement, dated December 1, 1996;
               between George R. Vincent and Berks County
               Bank, incorporated herein by reference
               to Exhibit 10.26 of BCB's Annual Report
               on Form 10-KSB for the year ended
               December 31, 1996.

     10.27     BCB Financial Services Corporation Deferred
               Compensation Plan and Trust Agreement,
               incorporated herein by reference to
               Exhibit 10.27 of BCB's Annual Report on
               Form 10-KSB for the year ended
               December 31, 1996.*

     21.1      List of Subsidiaries of BCB Financial
               Services Corporation, included herein.

     23.1      Consent of Beard & Company, Inc., inde-
               pendent auditors, included herein.

     27.1      Financial Data Schedule

_____________________

     *Denotes compensatory plan or arrangement.